Form 10-Q
period 2021-06-30
1stdibs.com, Inc.
filed 2021-08-12
CIK 1600641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number 333-256188
1STDIBS.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3389618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 Astor Place, 3rd Floor New York, New York	10003
(Address of Principal Executive Offices)	(Zip Code)
(212) 627-3927
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	DIBS	The Nasdaq Stock Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of July 30, 2021, the registrant had 37,816,420 shares of common stock, $0.01 par value per share outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our net revenue, cost of revenue, operating expenses, and our ability to achieve and maintain future profitability;
•our ability to effectively manage or sustain our growth and to effectively expand our operations;
•our strategies, plans, objectives and goals;
•the market demand for the products offered on our online marketplace, including vintage, antique, and contemporary furniture, home décor, jewelry, watches, art, and fashion, new and authenticated luxury design products in general, and the online market for these products;
•our ability to compete with existing and new competitors in existing and new markets;
•our ability to attract and retain sellers and buyers;
•our ability to increase the supply of luxury design products offered through our online marketplace;
•our ability to timely and effectively scale our operations;
•our ability to enter international markets;
•our ability to successfully implement, launch, and achieve market acceptance of our non-fungible token (“NFT”) platform and to anticipate and manage the risks associated therewith;
•our ability to develop and protect our brand;
•our ability to comply with laws and regulations;
•our expectations regarding outstanding litigation;
•our expectations and management of future growth;
•our expectations concerning relationships with third parties;
•economic and industry trends, projected growth, or trend analysis;
•our estimated market opportunity;
•our ability to add capacity, capabilities, and automation to our operations;
•the increased expenses associated with being a public company;
•our anticipated uses of net proceeds from our initial public offering;
•the effect of the COVID-19 pandemic on our business and operations;
•our ability to maintain, protect, and enhance our intellectual property rights;
•the availability of capital to grow our business;
•our ability to successfully defend any future litigation brought against us;
•our ability to implement, maintain, and improve effective internal controls;
•potential changes in laws and regulations applicable to us or our sellers, or our sellers’ ability to comply therewith; and
•the amount of time for which we expect our cash balances and other available financial resources to be sufficient to fund our operations.

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties. You should refer to the section titled “Risk Factors” included under Part II, Item 1A below and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the Securities and Exchange Commission (the “SEC”), for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on them.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Such forward-looking statements relate only to events as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.
You should read this Quarterly Report on Form 10-Q and the documents that we reference and have filed as exhibits with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

RISK FACTOR SUMMARY

The following risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth in the “Risk Factors” section of this report.
•Our history of operating losses and ability to achieve or maintain profitability in the future, which could negatively impact our financial condition and our stock price;
•Fluctuations in our quarterly and annual net revenue and results of operations, which could cause our stock price to fluctuate and the value of your investment to decline;
•Our historical growth, which may not be indicative of our future growth and our expected decline in revenue growth rate compared to prior years;
•The COVID-19 pandemic, which has impacted, and may continue to impact, our business, key metrics, and results of operations in volatile and unpredictable ways;
•Our ability to generate a sufficient volume of listings of luxury design products on our online marketplace or to accurately vet the authenticity of these products, which could impact our business, brand, and reputation;
•Our ability to maintain the authenticity of the items listed and sold through our online marketplace, which could cause our business, brand, and reputation to suffer;
•Risks associated with claims that items listed on our online marketplace are counterfeit, infringing, hazardous, or illegal, or otherwise subject to regulation or cultural patrimony considerations;
•Risks associated with liability for fraudulent or unlawful activities of sellers who list items on our online marketplace, which could cause our business, brand, and reputation to suffer;
•Our ability to attract and maintain an active community of sellers and buyers, which could impact our growth;
•Our reliance, in part, on sellers to provide a positive experience to buyers;
•Our ability to compete effectively;
•Real or perceived inaccuracies in our metrics and market estimates used to evaluate our performance, which may harm our reputation and negatively affect our business;
•Our ability to successfully expand our business model to encompass additional categories of luxury design products in a timely and cost-effective manner;
•Risks associated with our recently launched NFT platform, including the regulatory, legal, reputational, commercial, technical, marketing, operational, and other risks related to successfully launching and profitably operating our NFT platform;
•Our ability to maintain and promote our brand and reputation, which could impact our business, market position, and future growth;
•Risks related to acquisitions, which may divert management’s attention and/or prove to be unsuccessful;
•Risks related to further expansion into markets outside of the United States;
•Our ability to successfully protect our intellectual property;
•Risks associated with the disclosure of sensitive information about our sellers and buyers or other third parties with whom we transact business, or cyber-attacks against us or our third-party providers, which could result in curtailed use of our online marketplace, exposure to liability, and reputational damage;
•Risks related to regulatory matters and litigation;
•Risks related to our operations as a public company; and
•Risks related to our common stock, including that an active trading market for our common stock may not develop or be sustained and that the price of our common stock may be volatile.

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
1STDIBS.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$176,087	$54,862
Accounts receivable, net of allowance for doubtful accounts of $35 and $51 at June 30, 2021 and December 31, 2020, respectively	695	887
Prepaid expenses	6,645	1,603
Receivables from payment processors	3,081	3,052
Other current assets	1,557	3,665
Total current assets	188,065	64,069
Property and equipment, net	4,687	5,136
Goodwill	7,224	7,212
Intangible assets, net	1,253	1,352
Other assets	3,542	3,573
Total assets	$204,771	$81,342
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,812	$4,548
Payables due to sellers	8,435	4,493
Accrued expenses	11,086	9,452
Other current liabilities	3,567	4,918
Total current liabilities	31,900	23,411
Other liabilities	3,285	3,352
Total liabilities	35,185	26,763
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock (Series A, B, C, C-1, and D), $0.01 par value; zero and 57,771,864 shares authorized; zero and 19,243,795 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of zero and $301,300 as of June 30, 2021 and December 31, 2020, respectively	—	298,525
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 10,000,000 and zero shares authorized as of June 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 400,000,000 and 105,767,092 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 37,811,736 and 11,376,048 shares issued as of June 30, 2021 and December 31, 2020, respectively; and 37,803,179 and 11,376,048 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	378	114
Additional paid-in capital	423,202	—
Accumulated deficit	(253,808)	(243,858)
Accumulated other comprehensive loss	(186)	(202)
Total stockholders’ equity (deficit)	169,586	(243,946)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$204,771	$81,342
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$24,699	$19,132	$50,225	$37,019
Cost of revenue	7,314	6,082	14,346	12,945
Gross profit	17,385	13,050	35,879	24,074
Operating expenses:
Sales and marketing	11,244	8,537	22,789	17,493
Technology development	4,541	4,080	8,486	8,320
General and administrative	4,743	2,933	9,150	6,186
Provision for transaction losses	1,463	877	2,516	1,740
Total operating expenses	21,991	16,427	42,941	33,739
Loss from operations	(4,606)	(3,377)	(7,062)	(9,665)
Other income (expense), net:
Interest income	23	22	35	155
Interest expense	(4)	(10)	(9)	(10)
Other income (expense), net	456	113	747	(45)
Total other income (expense), net	475	125	773	100
Net loss before income taxes	(4,131)	(3,252)	(6,289)	(9,565)
Provision for income taxes	—	—	—	(1)
Net loss	(4,131)	(3,252)	(6,289)	(9,566)
Accretion of redeemable convertible preferred stock to redemption value	(3,232)	(3,728)	(7,061)	(7,405)
Net loss attributable to common stockholders	$(7,363)	$(6,980)	$(13,350)	$(16,971)
Net loss per share attributable to common stockholders—basic and diluted	$(0.44)	$(0.63)	$(0.95)	$(1.54)
Weighted average common shares outstanding—basic and diluted	16,629,401	11,035,411	14,052,887	11,004,069
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(4,131)	$(3,252)	$(6,289)	$(9,566)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax of $0 for each of the three and six months ended June 30, 2021 and 2020	(2)	(16)	16	(123)
Comprehensive loss	$(4,133)	$(3,268)	$(6,273)	$(9,689)
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of March 31, 2021	19,243,795	$302,354	11,602,230	$116	$—	$(248,648)	$(184)	$(248,716)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(19,243,795)	(305,586)	19,243,795	192	305,394	—	—	305,586
Issuance of common stock in connection with initial public offering, net of issuance costs of $14,762	—	—	6,612,500	66	117,422	—	—	117,488
Accretion of redeemable convertible preferred stock to redemption value	—	3,232	—	—	(2,203)	(1,029)	—	(3,232)
Issuance of common stock for acquisition of Design Manager	—	—	45,152	1	766	—	—	767
Issuance of common stock for exercise of stock options	—	—	263,837	3	1,037	—	—	1,040
Issuance of common stock for cashless exercise of warrants	—	—	35,665	—	—			—
Stock-based compensation	—	—	—	—	786	—	—	786
Foreign currency translation adjustment	—	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	—	—	(4,131)	—	(4,131)
Balances as of June 30, 2021	—	$—	37,803,179	$378	$423,202	$(253,808)	$(186)	$169,586

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)
(Unaudited)

	Six Months Ended June 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	19,243,795	$298,525	11,376,048	$114	$—	$(243,858)	$(202)	$(243,946)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(19,243,795)	(305,586)	19,243,795	192	305,394	—	—	305,586
Issuance of common stock in connection with initial public offering, net of issuance costs of $14,762	—	—	6,612,500	66	117,422	—	—	117,488
Accretion of redeemable convertible preferred stock to redemption value	—	7,061	—	—	(3,400)	(3,661)	—	(7,061)
Issuance of common stock for acquisition of Design Manager	—	—	45,152	1	766	—	—	767
Issuance of common stock for exercise of stock options	—	—	490,019	5	1,954	—	—	1,959
Issuance of common stock for cashless exercise of warrants	—	—	35,665	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,066	—	—	1,066
Foreign currency translation adjustment	—	—	—	—	—	—	16	16
Net loss	—	—	—	—	—	(6,289)	—	(6,289)
Balances as of June 30, 2021	—	$—	37,803,179	$378	$423,202	$(253,808)	$(186)	$169,586

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of March 31, 2020	19,243,795	$287,107	11,026,498	$110	$—	$(228,267)	$(352)	$(228,509)
Accretion of redeemable convertible preferred stock to redemption value	—	3,728	—	—	(289)	(3,439)	—	(3,728)
Issuance of common stock for exercise of stock options	—	—	15,727	—	62	—	—	62
Stock-based compensation	—	—	—	—	227	—	—	227
Foreign currency translation adjustment	—	—	—	—	—	—	(16)	(16)
Net loss	—	—	—	—	—	(3,252)	—	(3,252)
Balances as of June 30, 2020	19,243,795	$290,835	11,042,225	$110	$—	$(234,958)	$(368)	$(235,216)

	Six Months Ended June 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	19,243,795	$283,430	10,864,622	$109	$—	$(219,086)	$(245)	$(219,222)
Accretion of redeemable convertible preferred stock to redemption value	—	7,405	—	—	(1,099)	(6,306)	—	(7,405)
Issuance of common stock for exercise of stock options	—	—	177,603	1	684	—	—	685
Stock-based compensation	—	—	—	—	415	—	—	415
Foreign currency translation adjustment	—	—	—	—	—	—	(123)	(123)
Net loss	—	—	—	—	—	(9,566)	—	(9,566)
Balances as of June 30, 2020	19,243,795	$290,835	11,042,225	$110	$—	$(234,958)	$(368)	$(235,216)
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,289)	$(9,566)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,634	3,966
Stock-based compensation expense	1,042	415
Change in fair value of deferred acquisition consideration	427	—
Provision for transaction losses and eCommerce returns	239	171
Amortization of costs to obtain revenue contracts	239	246
Deferred rent	(97)	(2,740)
Other	(3)	187
Changes in operating assets and liabilities:
Accounts receivable	115	(165)
Prepaid and other current assets	(4,385)	1,588
Receivables from payment processors	(29)	137
Other assets	(74)	(84)
Accounts payable and accrued expenses	5,399	(1,151)
Payables due to sellers	3,942	91
Other current liabilities and other liabilities	(539)	(1,208)
Net cash provided by (used in) operating activities	1,621	(8,113)
Cash flows from investing activities:
Development of internal-use software	(1,038)	(994)
Purchases of property and equipment	(48)	(10)
Net cash used in investing activities	(1,086)	(1,004)
Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	122,993	—
Proceeds from exercise of stock options	1,959	685
Payment of deferred acquisition consideration	(640)	—
Payment of deferred offering costs	(3,629)	—
Net cash provided by financing activities	120,683	685
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7	(254)
Net increase (decrease) in cash, cash equivalents, and restricted cash	121,225	(8,686)
Cash, cash equivalents, and restricted cash at beginning of the period	58,195	58,804
Cash, cash equivalents, and restricted cash at end of the period	$179,420	$50,118
Supplemental disclosure of cash flow information:
Cash paid for interest	$8	$10
Supplemental disclosure of non-cash activities:
Accretion of redeemable convertible preferred stock to redemption value	$7,061	$7,405
Conversion of redeemable convertible preferred stock in connection with initial public offering	305,586	—
Change in deferred offering costs included in accounts payable and accrued expenses	530	—
Issuance of common stock for Design Manager acquisition	767	—
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
1stdibs.com, Inc. (“1stDibs” or the “Company”) is one of the world’s leading online marketplaces for connecting design lovers with many of the best sellers and makers of vintage, antique, and contemporary furniture, home décor, jewelry, watches, art, and fashion. The Company’s thoroughly vetted seller base, in-depth editorial content, and custom-built technology platform create trust in the Company’s brand and facilitate high-consideration purchases of luxury design products online. By disrupting the way these items are bought and sold, 1stDibs is both expanding access to, and growing the market for, luxury design products.
The Company was incorporated in the state of Delaware on March 10, 2000 and is headquartered in New York, NY with additional offices in Pennsylvania, Colorado, and the United Kingdom.
Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, 1stdibs.com, Ltd. and 1stdibs Design Manager, Inc. (“Design Manager”). All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 10, 2021 (the "Prospectus").
The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the interim periods. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2021.
There have been no material changes to the Company's significant accounting policies as described in the Prospectus.
Initial Public Offering
The Company’s registration statement on Form S-1 (“IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective by the SEC on June 9, 2021, and the Company’s common stock began trading on the Nasdaq Global Select Market on June 10, 2021. On June 14, 2021, the Company completed its initial public offering of 6,612,500 shares of its common stock at a price to the public of $20.00 per share, which includes the exercise in full by the underwriters of their option to purchase from the Company an additional 862,500 shares of the Company’s common stock. The Company received net proceeds of $123.0 million after deducting underwriters’ discounts and commissions, before deducting offering costs.
Upon the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 19,243,795 shares of common stock.
Prior to the IPO, deferred offering costs, which consist of direct incremental legal, accounting, and other third-party fees relating to the IPO, were capitalized in other current assets on the condensed consolidated balance sheets. Upon completion of the IPO, the $5.5 million of deferred offering costs were reclassified into additional paid-in capital and accounted for as a reduction of the IPO proceeds in the condensed consolidated balance sheets.
Stock Split
On May 25, 2021, the Company’s Board of Directors approved an amendment to the amended and restated certificate of incorporation of the Company effecting a 1-for-3 reverse stock split of the Company’s issued and outstanding shares of redeemable convertible preferred stock and common stock. This was approved by the stockholders on May 28, 2021, and the split was effected on May 28, 2021 without any change in the par value per share. All information related to the Company’s

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
redeemable convertible preferred stock, common stock, common stock warrants, and stock options, as well as the per share amounts, have been retroactively adjusted to give effect to the 1-for-3 reverse stock split for all periods presented.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, provision for transaction losses, accounting for business combinations, determination of useful lives of property and equipment, valuation and useful lives of intangible assets, impairment assessment of goodwill, internal-use software, valuation of common stock, stock option valuations, income taxes, and the recognition and disclosure of contingent liabilities. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.
Cash, Cash Equivalents, and Restricted Cash
The following represents the Company’s cash, cash equivalents, and restricted cash as of the periods presented:

(in thousands)	June 30, 2021	June 30, 2020
Cash and cash equivalents	$176,087	$46,783
Restricted cash	3,333	3,335
Total cash, cash equivalents, and restricted cash	$179,420	$50,118
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company’s restricted cash relates to a Letter of Credit for its office lease in New York, New York and is included in other assets in the Company’s consolidated balance sheets. The carrying value of the restricted cash approximates fair value.
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The update is associated with customer accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for fiscal years and interim periods beginning after December 15, 2019 for public companies, and for fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021, for all other entities. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the condensed consolidated statement of operations. An entity may adopt the guidance either (1) retrospectively to each prior reporting period presented in the financial statements with a cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented or (2) retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The guidance is effective for fiscal years and interim periods beginning after December 15, 2018 for public companies, and for fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, for all other entities. The Company plans to adopt this standard on January 1, 2022 and is currently evaluating the impact of this standard on its condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which simplifies the accounting for income taxes, eliminates certain exceptions with ASC 740, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. This guidance is effective for fiscal years and interim periods beginning after

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 15, 2020 for public companies and for fiscal years beginning after December 15, 2021 for nonpublic companies, with early adoption permitted. The Company plans to adopt this standard on January 1, 2022 and is currently evaluating the effects of adopting this guidance on its condensed consolidated financial statements.
2. Acquisitions
On May 2, 2019, the Company acquired 100% of the outstanding equity of Franklin Potter Associates, Inc. and its subsidiary, doing business as Design Manager, a privately-held company that sells subscriptions to a software solution to interior designers to assist with project management, purchasing, and accounting for a total purchase consideration of $4.2 million, subject to customary purchase price adjustments. The acquisition was intended to further enhance the Company’s offerings to interior designers, as both the 1stDibs and Design Manager platforms offer tools that are integral to their businesses.
The acquisition qualified as a business combination, and the Company recorded all assets acquired and liabilities assumed at their acquisition-date fair values. The excess of the purchase price in the acquisition over the fair value of the tangible and identifiable intangible assets acquired less the liabilities assumed was recorded as goodwill.
The results of Design Manager have been included in the condensed consolidated financial statements since the date of acquisition.
The total purchase consideration as of the acquisition date was as follows (in thousands):

Cash paid at closing	$2,513
Shares issued at closing	791
Cash to be paid at secondary anniversary of closing	640
Shares to be issued at secondary anniversary of closing	206
Total purchase consideration	$4,150
The cash to be paid and the shares to be issued at the second anniversary after the closing date represent deferred acquisition consideration that secured the sellers’ indemnity obligations for general representations and warranties of the sellers. To the Company’s knowledge, the representations and warranties were accurate as of the acquisition date and no event or condition has occurred that would result in a claim against the deferred acquisition consideration. Prior to the second anniversary of closing, the deferred acquisition consideration included in the purchase price was recorded in other current liabilities in the Company’s condensed consolidated balance sheets.
The Company recorded the shares to be issued on the second anniversary of closing at fair value of $0.2 million at the time of the acquisition. The shares to be issued were subsequently remeasured to fair value at each reporting date with changes in fair value recognized as a general and administrative expense in the Company’s condensed consolidated statements of operations. Changes in the fair value of the deferred acquisition consideration were $0.3 million and $0.4 million during the three and six months ended June 30, 2021. The 45,152 shares of common stock were issued in May 2021, upon the second anniversary after the closing date, with a final fair value of $0.8 million. Additionally, a cash payment of $0.6 million was made in May 2021. As of June 30, 2021, no deferred acquisition consideration remained on the Company’s condensed consolidated balance sheet. Changes in the fair value of the deferred acquisition consideration were immaterial during the three and six months ended June 30, 2020.
3. Fair Value of Financial Instruments
Certain assets and liabilities are carried at fair value in accordance with GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
Valuation techniques used to measure fair value requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•Level 1—Quoted prices in active markets for identical assets or liabilities.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•Level 2—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies, and similar techniques.
The carrying values of cash and cash equivalents, accounts receivable, net, prepaid expenses, receivables from payment processors, accounts payable, payables due to sellers, accrued expenses, and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. As of December 31, 2020, the Company’s deferred acquisition consideration in connection with its Design Manager acquisition (see Note 2) was carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. The fair value of the deferred acquisition consideration was determined by considering as an input the fair value per share of the Company’s common stock which was determined through a third-party valuation. As of June 30, 2021, the shares of common stock were issued and no deferred acquisition consideration remained on the Company’s condensed consolidated balance sheet.
There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2021, and 2020.
4. Revenue Recognition
The following table summarizes the Company’s net revenue by type of service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Seller marketplace services	$23,825	$18,512	$48,541	$35,715
Other services	874	620	1,684	1,304
Total net revenue	$24,699	$19,132	$50,225	$37,019
The Company generates revenue from seller marketplace services and other services. Seller marketplace services primarily consist of subscription, listing, and marketplace transaction fees. Other services primarily consist of advertising revenues generated from displaying ads on the Company’s online marketplace and offering subscriptions to access software typically used by interior designers.
Contract Balances from Contracts with Customers
The following table provides a rollforward of the deferred revenue amounts as follows (in thousands):

Balance as of December 31, 2020	$616
Billings	1,078
Revenue recognized	(915)
Balance as of June 30, 2021	$779
The amount of revenue recognized during the six months ended June 30, 2021 that was included in the deferred revenue balance at January 1, 2021 was $0.4 million.
5. Other Current Assets
As of June 30, 2021 and December 31, 2020, other current assets consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Costs to obtain revenue contracts	$294	$363
Deferred offering costs	—	1,320
Other current assets	1,263	1,982
Total other current assets	$1,557	$3,665

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Property and Equipment, net
As of June 30, 2021 and December 31, 2020, property and equipment, net consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Internal-use software	$15,261	$14,625
Leasehold improvements	3,591	3,591
Furniture and fixtures	1,107	1,107
Computer equipment and software	801	753
Construction in progress	1,164	761
Total property and equipment, gross	21,924	20,837
Less: Accumulated depreciation and amortization	(17,237)	(15,701)
Total property and equipment, net	$4,687	$5,136
Depreciation expense related to the Company’s property and equipment totaled $0.7 million and $1.5 million for the three and six months ended June 30, 2021, respectively and $1.1 million and $3.9 million for the three and six months ended June 30, 2020, respectively.
7. Accrued Expenses
As of June 30, 2021 and December 31, 2020, accrued expenses consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Shipping	$4,409	$2,901
Payroll	2,690	2,297
Sales & use tax payable	1,431	1,787
Allowance for transaction losses	1,031	844
Payment processor fees	869	883
Allowance for eCommerce returns	380	406
Other	276	334
Total accrued expenses	$11,086	$9,452
8. Other Current Liabilities
As of June 30, 2021 and December 31, 2020, other current liabilities consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Deferred rent	$194	$194
Sales and use tax contingencies	2,183	2,087
Buyer deposits	549	1,149
Deferred acquisition consideration	—	980
Deferred revenue	641	508
Total other current liabilities	$3,567	$4,918

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Redeemable Convertible Preferred Stock
Upon the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 19,243,795 shares of common stock.
As of December 31, 2020 redeemable convertible preferred stock consisted of the following (in thousands, except share amounts):

	December 31, 2020
	Preferred Stock Designated	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A redeemable convertible preferred stock	21,662,000	7,220,666	$94,604	$94,623	7,220,666
Series B redeemable convertible preferred stock	10,996,181	3,665,390	62,931	62,935	3,665,390
Series C redeemable convertible preferred stock	3,182,158	1,060,719	21,137	21,137	1,060,719
Series C-1 redeemable convertible preferred stock	5,966,682	1,988,891	35,089	35,098	1,988,891
Series D redeemable convertible preferred stock	15,964,843	5,308,129	84,764	87,507	5,308,129
	57,771,864	19,243,795	$298,525	$301,300	19,243,795
In January 2021, the Company’s preferred stockholders executed an Agreement and Waiver of Preferred Stockholders, which waived redemption rights for their preferred stock in connection with a non-qualified IPO event during the effective period. A non-qualified IPO is an IPO that does not result in: (i) aggregate gross proceeds to the Company of at least $50.0 million and (ii) a price per share paid by the public of an amount greater than or equal to $24.93, as appropriately adjusted for stock splits, stock combinations, and stock dividends. The waiver was effective from the date the Company filed with or confidentially submitted to the United States Securities and Exchange Commission a registration statement on Form S-1 relating to a contemplated IPO, through June 30, 2022, or the earliest to occur of one of several termination events as defined therein, including the Company’s completion of an IPO.
10. Equity
As of June 30, 2021 and December 31, 2020, the Company had reserved shares of common stock for issuance in connection with the following:

	June 30, 2021	December 31, 2020
Conversion of outstanding shares of redeemable convertible preferred stock	—	19,243,795
Options to purchase common stock	4,138,569	3,170,321
Common stock warrants to purchase common stock	—	44,222
Shares to be issued to former Design Manager stockholders on second anniversary of closing	—	45,152
Options available for future grant under the 2011 Plan	—	204,022
Options available for future grant under the 2021 Plan	5,412,270	—
Shares available for future grant under the ESPP	800,000	—
Total	10,350,839	22,707,512
Preferred Stock
Effective June 14, 2021, in connection with the closing of the Company’s IPO, the Company’s Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share, in one or more series. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. As of June 30, 2021 and December 31, 2020, no shares of preferred stock were issued or outstanding.
Common Stock
As of June 30, 2021 and December 31, 2020, the Company had authorized 400,000,000 and 105,767,092 shares, respectively, of voting common stock, $0.01 par value per share. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
dividends, if any, as may be declared from time to time by the Board of Directors out of legally available funds. If there is a liquidation, dissolution, or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock. The rights, preferences, and privileges of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.
Common Stock Warrants
In June 2021, before the closing of the Company’s IPO, the 44,222 common stock warrants were exercised in a cashless exercise for a net amount of 35,665 common shares.
11. Stock-based compensation
2011 Option Plan
The Company adopted the 2011 Stock Option and Grant Plan (the “2011 Plan”) on September 2, 2011 and amended and restated the plan on December 14, 2011. The 2011 Plan provided for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards, and other stock-based awards to its employees, directors, officers, outside advisors, and non-employee consultants. At the time of grant, the options issued to new employees pursuant to the 2011 Plan expire ten years from the date of grant and generally vest over four years, with 25% vesting on the first anniversary and the balance vesting ratably over the remaining 36 months. Additional options issued to current employees, current outside advisors, and non-employee consultants pursuant to the 2011 Plan expire ten years from the date of grant and generally vest ratably over 48 months.
The 2011 Plan is administered by the Company’s board of directors or, at the discretion of the Company’s board of directors, by a committee thereof. The exercise prices, vesting, and other restrictions are determined at the discretion of the Company’s board of directors, or its committee if so delegated. In February 2021, the Company’s board of directors approved an increase of 2,333,333 shares of common stock to be available for future issuance under the 2011 Option Plan, which was approved by the stockholders in March 2021.
Following the completion of the Company’s IPO, no additional awards and no shares of the Company’s common stock remain available for future issuance under the 2011 Plan. However, the 2011 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.
2021 Stock Incentive Plan
In May 2021, the Company's board of directors adopted, and its stockholders approved, the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective upon the SEC declaring the Company’s IPO registration statement effective. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted share awards, stock unit awards, stock appreciation rights, cash-based awards, and performance-based stock awards, or collectively, stock awards. ISOs may be granted only to the Company’s employees, including officers, and the employees of its parent or subsidiaries. All other stock awards may be granted to the Company’s employees, officers, non-employee directors, and consultants and the employees and consultants of its parent, subsidiaries, and affiliates.
The aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2021 Plan will not exceed the sum of (x) 4,333,333 shares (as adjusted for stock splits, stock dividends, combinations, and the like), plus (y) the sum of (1) the number of reserved shares not issued or subject to outstanding awards under the 2011 Plan on the effective date of the 2021 Plan and (2) the number of shares subject to outstanding stock awards granted under the 2011 Plan and that, following the effective date of the 2021 Plan, (A) are subsequently forfeited or terminated for any reason before being exercised or settled, (B) are not issued because such stock award is settled in cash, (C) are subject to vesting restrictions and are subsequently forfeited, (D) are withheld or reacquired to satisfy the applicable exercise, strike, or purchase price, or (E) are withheld or reacquired to satisfy a tax withholding obligation, plus (z) an annual increase on the first day of each fiscal year, for a period of not more than 10 years, beginning on January 1, 2022 and ending on, and including, January 1, 2031, in an amount equal to the lesser of (i) 5% of the outstanding shares on the last day of the immediately preceding fiscal year or (ii) such lesser amount that the Compensation Committee determines for purposes of the annual increase for that fiscal year.
As of June 30, 2021, 5,412,270 shares were available for future grants of the Company’s common stock.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black Scholes option-pricing model to determine the grant-date fair value to the Company’s employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected term in years	6.0	5.9	6.0	5.9
Expected stock price volatility	67.3%	48.2%	67.6%	48.0%
Risk-free interest rate	1.0%	0.4%	1.1%	0.5%
Expected dividend yield	—	—	—	—
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	3,170,321	$4.11	6.2	$10,847
Granted	1,504,567	10.18
Exercised	490,019	4.00
Cancelled	46,300	6.47
Outstanding as of June 30, 2021	4,138,569	$6.30	7.3	$117,977
Options exercisable as of June 30, 2021	2,016,046	$4.10	5.2	$61,906
Options vested and expected to vest as of June 30, 2021	4,138,569	$6.30	7.3	$117,977
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.
The aggregate intrinsic value of stock options exercised was $1.7 million and $2.9 million during the three and six months ended June 30, 2021, respectively, and less than $0.1 million and $0.1 million during the three and six months ended June 30, 2020, respectively. The weighted-average grant-date fair value per share of stock options granted was $8.68 and $6.17 during the three and six months ended June 30, 2021, respectively, and $2.05 during both the three and six months ended June 30, 2020.
The total fair value of stock options vested was $0.5 million and $0.7 million during the three and six months ended June 30, 2021, respectively, and $0.2 million and $0.5 million during the three and six months ended June 30, 2020, respectively.
The stock options granted during the six months ended June 30, 2021 included 615,997 stock options granted to executive officers that include a performance condition related to a sale event or initial public offering occurring before December 31, 2021 in addition to the standard service condition. These options will vest over four years, with approximately 21% vesting on January 1, 2022, and the balance vesting ratably over the remaining 38 months. During the three and six months ended June 30, 2021, $0.3 million of stock-based compensation expense was recognized for options having a performance condition.
Employee Stock Purchase Plan
In May 2021, the Company's board of directors adopted, and its stockholders approved, the Company's 2021 Employee Stock Purchase Plan (the "ESPP"). A total of 800,000 shares of the Company's authorized but unissued or reacquired shares of its common stock (as adjusted for stock splits, stock dividends, combinations, and the like) are available for issuance under the ESPP. The number of shares of the Company's common stock that will be available for issuance under the ESPP also includes an annual increase on the first day of each fiscal year, for a period of not more than 10 years, beginning on January 1, 2022, equal to the least of: (i) 1% of the outstanding shares of the Company’s common stock on such date, (ii) 400,000 shares (as

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
adjusted for stock splits, stock dividends, combinations, and the like) or (iii) a lesser amount determined by the Compensation Committee or the Company’s board of directors.
During regularly scheduled “offerings” under the ESPP, participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation, or such lower limit as may be determined by the Compensation Committee from time to time. Participants will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering. Participation in the ESPP will end automatically on termination of employment. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date, whichever is less. The fair market value of the Company’s common stock for this purpose will generally be the closing price on Nasdaq (or such other exchange as the Company’s common stock may be traded at the relevant time) for the date in question, or if such date is not a trading day, for the last trading day before the date in question. As of June 30, 2021, an initial offering period has not commenced, and for the three and six months ended June 30, 2021, no shares of common stock were purchased under the ESPP.
Stock-Based Compensation
The following table summarizes the classification of the Company’s stock-based compensation in the condensed consolidated statements of operations:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$16	$5	$25	$10
Sales and marketing	150	76	236	152
Technology development	192	65	268	113
General and administrative	411	81	513	140
Total stock-based compensation	$769	$227	$1,042	$415
As of June 30, 2021, total unrecognized compensation expense related to unvested stock options was $9.9 million, which is expected to be recognized over a weighted-average period of 3.1 years.
12. Income Taxes
The income tax provision was immaterial for the three and six months ended June 30, 2021 and 2020 due to the net loss before income taxes incurred for the year ended December 31, 2020 and expected to be incurred for the year ending December 31, 2021, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets. There were no material liabilities for interest and penalties accrued as of June 30, 2021.
13. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders for the six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Numerator:
Net loss	$(4,131)	$(3,252)	$(6,289)	$(9,566)
Accretion of redeemable convertible preferred stock to redemption value	(3,232)	(3,728)	(7,061)	(7,405)
Net loss attributable to common stockholders	$(7,363)	$(6,980)	$(13,350)	$(16,971)
Denominator:
Weighted average common shares outstanding—basic and diluted	16,629,401	11,035,411	14,052,887	11,004,069
Net loss per share attributable to common stockholders—basic and diluted	$(0.44)	$(0.63)	$(0.95)	$(1.54)

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s potentially dilutive securities, which include outstanding stock options, redeemable convertible preferred stock, and warrants to purchase shares of common stock have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2021	2020
Options to purchase common stock	4,138,569	3,590,567
Common stock warrants to purchase common stock	—	44,222
Redeemable convertible preferred stock (as converted to common stock)	—	19,243,795
	4,138,569	22,878,584
14. Commitments and Contingencies
Lease Commitments
The Company’s lease commitments did not materially change during the three and six months ended June 30, 2021.
Legal Proceedings
The Company is subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where the Company believes a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible. The Company does not believe that it is party to any pending legal proceedings that are likely to have a material effect on its business, financial condition, or results of operations for the three and six months ended June 30, 2021.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our Prospectus. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Company Overview
We are one of the world’s leading online marketplaces for connecting design lovers with many of the best sellers and makers of vintage, antique, and contemporary furniture, home décor, jewelry, watches, art, and fashion. Our thoroughly vetted seller base, in-depth editorial content, and custom-built technology platform create trust in our brand and facilitate high-consideration purchases of luxury design products online. By disrupting the way these items are bought and sold, we are both expanding access to, and growing the market for, luxury design products.
1stDibs began in 2000 with the vision of bringing the magic of the Paris flea market online by creating a listings site for top vintage and antique furniture sellers. Soon thereafter, we moved our headquarters to New York City and focused primarily on adding U.S.-based sellers to our site. The quality of our initial seller base enabled us to build a reputation in the design industry as a trusted source for unique luxury design products. Over our 20-year operating history, we have strengthened our brand and deepened our seller relationships. We launched our e-commerce platform in 2013 and transitioned to a full e-commerce marketplace model in 2016. We provide our sellers, the vast majority of which are small businesses, access to a global community of buyers and a platform to facilitate e-commerce at scale. Our sellers use our platform to manage their inventory, build their digital marketing presence, and communicate and negotiate orders directly with buyers. We provide our buyers a trusted purchase experience with our user-friendly interface, dedicated specialist support, and 1stDibs Promise, our comprehensive buyer protection program. We operate an asset-light business model which allows us to scale in a capital efficient manner. While we facilitate shipping and fulfillment logistics, we do not take physical possession of the items sold on our online marketplace.
We have experienced substantial growth in recent periods. We grew our GMV to $221.1 million for the six months ended June 30, 2021 from $149.4 million for the six months ended June 30, 2020, a growth rate of 48%. We grew our net revenue to $50.2 million for the six months ended June 30, 2021 from $37.0 million for the six months ended June 30, 2020, a growth rate of 36%. In the six months ended June 30, 2021, we generated a net loss of $6.3 million and Adjusted EBITDA of $(4.4) million, compared to a net loss of $9.6 million and Adjusted EBITDA of $(5.3) million for the six months ended June 30, 2020. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.
Initial Public Offering
Our registration statement on Form S-1 related to our IPO was declared effective by the SEC on June 9, 2021, and our common stock began trading on the Nasdaq Global Select Market on June 10, 2021. On June 14, 2021, we completed our initial public offering of 6,612,500 shares of our common stock at a price to the public of $20.00 per share, which includes the exercise in full by the underwriters of their option to purchase from us an additional 862,500 shares of our common stock. We received net proceeds of $123.0 million after deducting underwriters’ discounts and commissions, before deducting offering costs.
Upon the closing of the IPO, all shares of our outstanding redeemable convertible preferred stock automatically converted into 19,243,795 shares of common stock.
Prior to the IPO, deferred offering costs, which consist of direct incremental legal, accounting, and other third-party fees relating to the IPO, were capitalized in other current assets on the condensed consolidated balance sheets. Upon completion of the IPO, the $5.5 million of deferred offering costs were reclassified into additional paid-in capital and accounted for as a reduction of the IPO proceeds in the condensed consolidated balance sheets.
Stock Split
On May 25, 2021, our Board of Directors approved an amended and restated certificate of incorporation effecting a 1-for-3 reverse stock split of our issued and outstanding shares of redeemable convertible preferred stock and common stock. This was approved by the stockholders on May 28, 2021, and the split was effected on May 28, 2021 without any change in the par value per share. All information related to our redeemable convertible preferred stock, common stock, common stock warrants, and stock options, as well as the per share amounts, have been retroactively adjusted to give effect to the 1-for-3 reverse stock split for all periods presented.

Impact of COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic. The full extent of the impact of the pandemic on our business, key metrics, and results of operations depends on future developments that are uncertain and unpredictable, including the duration, severity, and spread of the pandemic, its impact on capital and financial markets and on the U.S. and global economies, and any new information that may emerge concerning the virus or vaccines or other efforts to control the virus.
As a result of the COVID-19 pandemic, we have transitioned to an almost fully remote work environment. More recently, we have adopted plans for re-opening certain offices and expect some employees to begin working in offices as soon as September 2021. However, this may be on a voluntary basis and we may continue to operate on a significantly remote and geographically dispersed basis for the foreseeable future.
Although we believe our business has been positively impacted to some extent by several trends related to the COVID-19 pandemic, including the increased willingness of sellers and buyers to engage in online transactions for luxury purchases, we cannot predict whether these trends will continue if and when the pandemic begins to subside, restrictions ease, and the risk and barriers associated with in-person transactions dissipate.
Any of these uncertainties and actions we take to mitigate the effects of the COVID-19 pandemic and uncertainties related to the COVID-19 pandemic could harm our business, financial condition, and results of operations. While we have not yet seen a material adverse impact on our operating results as a result of the pandemic, we cannot predict the duration, magnitude, or full impact that COVID-19 may have on our financial condition, operations, and workforce. See “Risk Factors—The COVID-19 pandemic has impacted, and may continue to impact, our business, key metrics, and results of operations in volatile and unpredictable ways” for further discussion of the possible impact of the COVID-19 pandemic on our business.
Key Operating and Financial Metrics
We use the following key metrics and non-GAAP measures to measure our performance, identify trends affecting our business, and make strategic decisions:
•Gross Merchandise Value (“GMV”);
•Number of Orders;
•Active Buyers; and
•Adjusted EBITDA.
These metrics are based on internal company data, assumptions, and estimates and are used in managing our business. We believe that these figures are reasonable estimates, and we actively take measures to improve their accuracy, such as eliminating known fictitious or duplicate accounts. There are, however, inherent challenges in gathering accurate data across large online and mobile populations. For example, individuals may have multiple email accounts in violation of our terms of service, which would result in an Active Buyer being counted more than once, thus impacting the accuracy of our number of Active Buyers. In addition, certain metrics, such as the number of Active Buyers and Number of Orders, are measured based on such numbers as reported in a given month, minus cancellations within that month. As we do not retroactively adjust such numbers for cancellations occurring after the month, the metrics presented do not reflect subsequent order cancellations. We regularly review and may adjust our processes for calculating these metrics to improve their accuracy. These key operating and financial metrics may vary from period to period and should not be viewed as indicative of other metrics.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
GMV	$107,372	$80,174	$221,066	$149,443
Number of Orders	38,375	30,080	80,303	56,536
Active Buyers	68,959	49,437	68,959	49,437
Adjusted EBITDA (unaudited)	$(3,038)	$(2,041)	$(4,386)	$(5,284)
Gross Merchandise Value
We define GMV as the total dollar value from items sold by our sellers through 1stDibs in a given month, minus cancellations within that month, and excluding shipping and sales taxes. GMV includes all sales reported to us by our sellers, whether transacted through the 1stDibs marketplace or reported as an offline sale. We view GMV as a measure of the total economic activity generated by our online marketplace and as an indicator of the scale and growth of our online marketplace and the health of our ecosystem. Our historical growth rates for GMV may not be indicative of future growth rates in GMV.

Number of Orders
We define Number of Orders as the total number of orders placed or reported through the 1stDibs marketplace in a given month, minus cancellations within that month. Our historical growth rates for Number of Orders may not be indicative of future growth rates in Number of Orders.
Active Buyers
We define Active Buyers as buyers who have made at least one purchase through our online marketplace during the 12 months ended on the last day of the period presented, net of cancellations. A buyer is identified by a unique email address; thus an Active Buyer could have more than one account if they were to use a separate unique email address to set up each account. We believe this metric reflects scale, engagement and brand awareness, and our ability to convert user activity on our online marketplace into transactions. Our historical growth rates for Active Buyers may not be indicative of future growth rates in new Active Buyers.
Adjusted EBITDA
We define Adjusted EBITDA as net loss excluding depreciation and amortization, stock-based compensation expense, other income (expense), net, and provision for income taxes. Adjusted EBITDA is a key performance measure used by our management and board of directors to assess our operating performance and the operating leverage of our business. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the income and expenses that we exclude from Adjusted EBITDA. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to key financial metrics used by our management in their financial and operational decision-making. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.
Components of Results of Operations
Net Revenue
Our net revenue consists principally of seller marketplace services, software services, and advertisements. Seller marketplace services consist of subscriptions, listings, and marketplace transactions. Revenue from subscriptions consist of access to our online marketplace, allowing sellers, who are our customers, to execute successful purchase transactions with buyers. Sellers pay us for promoting certain products on their behalf and at their discretion through our online marketplace. For successful purchase transactions, sellers also pay us commissions ranging from 5% to 50%, and processing fees of 3%, net of expected refunds. If a seller accepts a return or refund of an on-platform purchase, the related commission and processing fees are refunded to the seller. Software services revenue consists of monthly and annual subscriptions allowing customers to access our Design Manager software, typically used by interior designers. Advertisements consist of impression-based ads displayed on our online marketplace on the seller’s behalf.
Cost of Revenue
Cost of revenue includes payment processor fees and hosting expenses. Cost of revenue also includes expenses associated with payroll, employee benefits, stock-based compensation, consulting costs, amortization expense related to our capitalized internal-use software, and other headcount-related expenses associated with operations personnel supporting revenue-related operations. A portion of rent, related facilities and maintenance costs, and depreciation of property and equipment related to a gallery space used by us is also allocated to cost of revenue. A Surrender Agreement for the gallery lease was entered into in December 2019.
In certain transactions where our shipping services are elected by sellers, we facilitate shipping of items purchased from the seller to the buyer. The difference between the amount collected for shipping and the amount charged by the shipping carrier is included in cost of revenue. We do not own or manage inventory or directly manage fulfillment and shipping.
Operating Expenses
Operating expenses consist of sales and marketing, technology development, general and administrative, and provision for transaction loss expenses. We include stock-based compensation expense in connection with the grant of the stock options in the applicable operating expense category based on the respective equity award recipient’s function.
Sales and Marketing
Sales and marketing expenses include advertising expense, payroll, employee benefits, stock-based compensation, rent and related facilities and maintenance costs related to our gallery space, depreciation of property and equipment related to the gallery, promotional discounts offered to new and existing buyers, incentives offered to select buyers who reach a certain purchase amount threshold, and other headcount-related expenses associated with the sales and marketing personnel. Advertising expenses consist primarily of costs incurred promoting and marketing our services, such as costs associated with acquiring new users through performance-based marketing, print advertising, email, and events. Promotional discounts and incentives represent incentives solely to end buyers and, therefore, are not considered payments made to our customers. Buyers are not our customers because access to the 1stDibs marketplace is free for buyers and we have no performance obligations with respect to buyers.
Technology Development
Technology development expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with the engineering and product development personnel and consulting costs related to technology development. We expense all technology development expenses as incurred, except for those expenses that meet the criteria for capitalization as internal-use software.
General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with finance, facility, and human resources related personnel, as well as general overhead costs of the business, including rent and related facilities and maintenance costs, depreciation and amortization of property and equipment, and legal, accounting, and professional fees. We expense all general and administrative expenses as incurred.
Provision for Transaction Losses
Provision for transaction losses primarily consists of transaction loss expense associated with our buyer protection program, including damages to products caused by shipping and transit, items that were not received or not as represented by the seller, and reimbursements to buyers at our discretion if they are dissatisfied with their experience. The provision for transaction losses also includes bad debt expense associated with our accounts receivable balance.
Results of Operations
The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$24,699	$19,132	$50,225	$37,019
Cost of revenue	7,314	6,082	14,346	12,945
Gross profit	17,385	13,050	35,879	24,074
Operating expenses:
Sales and marketing	11,244	8,537	22,789	17,493
Technology development	4,541	4,080	8,486	8,320
General and administrative	4,743	2,933	9,150	6,186
Provision for transaction losses	1,463	877	2,516	1,740
Total operating expenses	21,991	16,427	42,941	33,739
Loss from operations	(4,606)	(3,377)	(7,062)	(9,665)
Other income (expense), net:
Interest income	23	22	35	155
Interest expense	(4)	(10)	(9)	(10)
Other income (expense), net	456	113	747	(45)
Total other income (expense), net	475	125	773	100
Net loss before income taxes	(4,131)	(3,252)	(6,289)	(9,565)
Provision for income taxes	—	—	—	(1)
Net loss	$(4,131)	$(3,252)	$(6,289)	$(9,566)

The following table summarizes our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	100%	100%	100%	100%
Cost of revenue	30	32	29	35
Gross profit	70	68	71	65
Operating expenses:
Sales and marketing	46	45	45	47
Technology development	18	21	17	22
General and administrative	19	15	18	17
Provision for transaction losses	6	5	5	5
Total operating expenses	89	86	85	91
Loss from operations	(19)	(18)	(14)	(26)
Other income (expense), net:
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income (expense), net	2	1	1	—
Total other income (expense), net	2	1	1	—
Net loss before income taxes	(17)	(17)	(13)	(26)
Income tax benefit (provision)	—	—	—	—
Net loss	(17)%	(17)%	(13)%	(26)%
Comparison of the Three Months Ended June 30, 2021 and 2020
Net Revenue

	Three Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Net revenue	$24,699	$19,132	$5,567	29%
Net revenue was $24.7 million for the three months ended June 30, 2021, as compared to $19.1 million for the three months ended June 30, 2020. The increase of $5.6 million, or 29%, was primarily driven by an increase in seller marketplace services revenue of $5.3 million. The increase in seller marketplace services revenue was primarily due to the $4.6 million increase in marketplace transaction fees as a result of the growth in our GMV. The growth in GMV is mainly due to an increase in order volume driven by growth in Active Buyers.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 70% and 66% of our net revenue for the three months ended June 30, 2021 and 2020, respectively. Subscription fees accounted for 24% and 27% of our net revenue for the three months ended June 30, 2021 and 2020, respectively.
Cost of Revenue

	Three Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Cost of revenue	$7,314	$6,082	$1,232	20%
Cost of revenue was $7.3 million for the three months ended June 30, 2021, as compared to $6.1 million for the three months ended June 30, 2020. The increase of $1.2 million, or 20%, was primarily driven by an increase in payment processing fees of $0.9 million, consistent with our GMV growth.
Gross Profit and Gross Margin
Gross profit was $17.4 million and gross margin was 70.4% for the three months ended June 30, 2021, as compared to gross profit of $13.1 million and gross margin of 68.2% for the three months ended June 30, 2020. The increases in gross profit and gross margin for the three months ended June 30, 2021 were primarily driven by the increase in seller marketplace services revenue and decreases in depreciation expense for capitalized internal-use software as a percentage of net revenue due to improved leverage of our technology platform as GMV grows.

Operating Expenses
Sales and Marketing

	Three Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Sales and marketing	$11,244	$8,537	$2,707	32%
Sales and marketing expense was $11.2 million for the three months ended June 30, 2021, as compared to $8.5 million for the three months ended June 30, 2020. The increase of $2.7 million, or 32%, was primarily driven by an increase in performance-based marketing of $1.9 million in an effort to continue to drive our growth and an increase in promotional discounts and incentives of $0.5 million, partially due to the increase in GMV as well as the increased use of promotional campaigns to grow buyers.
Technology Development

	Three Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Technology development	$4,541	$4,080	$461	11%
Technology development expense was $4.5 million for the three months ended June 30, 2021, as compared to $4.1 million for the three months ended June 30, 2020. The increase of $0.5 million, or 11%, was primarily driven by increased consulting fees for technology development.
General and Administrative

	Three Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
General and administrative	$4,743	$2,933	$1,810	62%
General and administrative expense was $4.7 million for the three months ended June 30, 2021, as compared to $2.9 million for the three months ended June 30, 2020. The increase of $1.8 million, or 62%, was primarily driven by an increase in salaries and benefits of $0.4 million due to higher headcount to support our operations as a public company and $0.3 million in stock-based compensation expense due to additional awards granted in March 2021 and the higher valuation of our common stock. There was also an increase of $0.3 million due to the mark-to-market adjustment of the common stock issued in the Design Manager acquisition, see Note 2, “Acquisitions” for further information. In addition, there was an increase in expenses related to our operations as a public company, including a $0.3 million increase in liability insurance.
Provision for Transaction Losses

	Three Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Provision for transaction losses	$1,463	$877	$586	67%
Provision for transaction losses was $1.5 million for the three months ended June 30, 2021, as compared to $0.9 million for the three months ended June 30, 2020. The increase of $0.6 million, or 67%, was primarily driven by the growth in our GMV, as well as increased chargeback losses due to a greater number of chargeback claims.
Other Income (Expense), Net

	Three Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Total other income (expense), net	$475	$125	$350	280%
Other income (expense), net was $0.5 million for the three months ended June 30, 2021, as compared to $0.1 million for the three months ended June 30, 2020. The increase of $0.4 million was primarily driven by an increase in foreign exchange gains.

Comparison of the Six Months Ended June 30, 2021 and 2020
Net Revenue

	Six Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Net revenue	$50,225	$37,019	$13,206	36%
Net revenue was $50.2 million for the six months ended June 30, 2021, as compared to $37.0 million for the six months ended June 30, 2020. The increase of $13.2 million, or 36%, was primarily driven by an increase in seller marketplace services revenue of $12.8 million. The increase in seller marketplace services revenue was primarily due to the $11.8 million increase in marketplace transaction fees as a result of the growth in our GMV. The growth in GMV is mainly due to an increase in order volume driven by growth in Active Buyers.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 71% and 64% of our net revenue for the six months ended June 30, 2021 and 2020, respectively. Subscription fees accounted for 23% and 29% of our net revenue for the six months ended June 30, 2021 and 2020, respectively.
Cost of Revenue

	Six Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Cost of revenue	$14,346	$12,945	$1,401	11%
Cost of revenue was $14.3 million for the six months ended June 30, 2021, as compared to $12.9 million for the six months ended June 30, 2020. The increase of $1.4 million, or 11%, was primarily driven by an increase in payment processing fees of $2.1 million, consistent with our GMV growth. The increase was partially offset by a decrease in depreciation expense of $1.0 million as internal-use software capitalized projects were more substantial in fiscal years prior to 2020, and many of those assets are now fully depreciated.
Gross Profit and Gross Margin
Gross profit was $35.9 million and gross margin was 71.4% for the six months ended June 30, 2021, as compared to gross profit of $24.1 million and gross margin of 65.0% for the six months ended June 30, 2020. The increases in gross profit and gross margin for the six months ended June 30, 2021 were primarily driven by the increase in seller marketplace services revenue, cost optimization efforts related to our workforce and shipping, enabling us to grow net revenue and GMV at a faster pace than cost of revenue, and decreases in depreciation expense for capitalized internal-use software as a percentage of net revenue due to improved leverage of our technology platform as GMV grows.
Operating Expenses
Sales and Marketing

	Six Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Sales and marketing	$22,789	$17,493	$5,296	30%
Sales and marketing expense was $22.8 million for the six months ended June 30, 2021, as compared to $17.5 million for the six months ended June 30, 2020. The increase of $5.3 million, or 30%, was primarily driven by an increase in performance-based marketing of $4.5 million in an effort to continue to drive our growth and an increase in facility rent due to negative rent of $2.6 million recognized in the first quarter of the fiscal year ended December 31, 2020 related to the Surrender Agreement for our gallery space. There was also an increase in promotional discounts and incentives of $0.9 million, partially due to the increase in GMV as well as the increased use of promotional campaigns to grow buyers. The increases were partially offset by a decrease in depreciation expense of $1.3 million due to accelerated depreciation of our gallery leasehold improvements recognized in the six months ended June 30, 2020 in connection with the Surrender Agreement for our gallery space and a decrease in salaries and benefits of $1.3 million due to workforce optimization in our sales and marketing teams that occurred during the six months ended June 30, 2020.
Technology Development

	Six Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Technology development	$8,486	$8,320	$166	2%

Technology development expense was $8.5 million for the six months ended June 30, 2021, as compared to $8.3 million for the six months ended June 30, 2020. The increase of $0.2 million, or 2%, was primarily driven by increased consulting fees for technology development, partially offset by a decrease in salaries and benefits due to workforce optimization in our technology development teams that occurred during the six months ended June 30, 2020.
General and Administrative

	Six Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
General and administrative	$9,150	$6,186	$2,964	48%
General and administrative expense was $9.2 million for the six months ended June 30, 2021, as compared to $6.2 million for the six months ended June 30, 2020. The increase of $3.0 million, or 48%, was primarily driven by increases in expenses related to becoming a public company, including a $0.9 million increase in professional services fees related to audit, technical accounting, and financial reporting services and a $0.3 million increase in liability insurance. There were also increases in salaries and benefits of $0.6 million due to higher headcount to support our operations as a public company and $0.4 million in stock-based compensation expense due to additional awards granted in March 2021 and the higher valuation of our common stock. There was also an increase of $0.4 million due to the mark-to-market adjustment of the common stock issued in the Design Manager acquisition, see Note 2, “Acquisitions” for further information.
Provision for Transaction Losses

	Six Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Provision for transaction losses	$2,516	$1,740	$776	45%
Provision for transaction losses was $2.5 million for the six months ended June 30, 2021, as compared to $1.7 million for the six months ended June 30, 2020. The increase of $0.8 million, or 45%, was primarily driven by the growth in our GMV.
Other Income (Expense), Net

	Six Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Total other income (expense), net	$773	$100	$673	673%
Other income (expense), net was $0.8 million for the six months ended June 30, 2021, as compared to $0.1 million for the six months ended June 30, 2020. The increase of $0.7 million was primarily driven by an increase in foreign exchange gains of $0.9 million, partially offset by a decrease in interest income of $0.1 million due to lower interest rates on our cash equivalents accounts.
Non-GAAP Financial Measures
We have included Adjusted EBITDA, which is a non-GAAP financial measure, because it is a key measure used by our management team to help us to assess our operating performance and the operating leverage in our business. We also use this measure to analyze our financial results, establish budgets and operational goals for managing our business, and make strategic decisions. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the income and expenses that we exclude from Adjusted EBITDA. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to key financial metrics used by our management in their financial and operational decision-making. We also believe that the presentation of this non-GAAP financial measure provides an additional tool for investors to use in comparing our core business and results of operations over multiple periods with other companies in our industry, many of which present similar non-GAAP financial measures to investors, and to analyze our cash performance.
The non-GAAP financial measures presented may not be comparable to similarly titled measures reported by other companies due to differences in the way that these measures are calculated. The non-GAAP financial measures presented should not be considered as the sole measure of our performance and should not be considered in isolation from, or as a substitute for, comparable financial measures calculated in accordance with GAAP. Further, these non-GAAP financial measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations. Accordingly, these non-GAAP financial measures should be considered as supplemental in nature, and are not intended, and should not be construed, as a substitute for the related financial information calculated in accordance with GAAP. These limitations of Adjusted EBITDA include the following:

•The exclusion of certain recurring, non-cash charges, such as depreciation of property and equipment and amortization of intangible assets. While these are non-cash charges, we may need to replace the assets being depreciated and amortized in the future and Adjusted EBITDA does not reflect cash requirements for these replacements or new capital expenditure requirements;
•The exclusion of other income (expense), net, which includes interest income related to our cash equivalents and our notes receivable from related party, which were paid in full in December 2020, interest expense, and realized and unrealized gains and losses on foreign currency exchange; and
•The exclusion of stock-based compensation expense, which has been a significant recurring expense and will continue to constitute a significant recurring expense for the foreseeable future, as equity awards are expected to continue to be an important component of our compensation strategy.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.
We define Adjusted EBITDA as our net loss, excluding: (1) depreciation and amortization; (2) stock-based compensation expense; (3) other income (expense), net; and (4) provision for income taxes. The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(4,131)	$(3,252)	$(6,289)	$(9,566)
Depreciation and amortization	799	1,109	1,634	3,966
Stock-based compensation expense	769	227	1,042	415
Other income (expense), net	(475)	(125)	(773)	(100)
Provision for income taxes	—	—	—	1
Adjusted EBITDA	$(3,038)	$(2,041)	$(4,386)	$(5,284)
Liquidity and Capital Resources
As of June 30, 2021, we had cash and cash equivalents of $176.1 million and an accumulated deficit of $253.8 million. Although we generated $1.6 million of cash flows from operations in the six months ended June 30, 2021, we have had negative cash flows from operations in prior periods. We expect that operating losses and negative cash flows from operations could continue in the foreseeable future as we continue to invest in expansion activities. Our principal use of cash is to fund our operations and platform development to support our growth.
Based on our current plans, we believe our existing cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements through at least the next 12 months. We expect to incur substantial additional expenditures in the near term to support our ongoing activities. Additionally, we expect to incur additional costs as a result of operating as a public company. While management believes that our current cash and cash equivalents are sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months, we may need to borrow funds or raise additional equity to achieve our longer-term business objectives.
Our future capital requirements will depend on many factors, including:
•the emergence of competing online marketplaces and other adverse marketing developments;
•the timing and extent of our sales and marketing and technology development expenditures; and
•any investments or acquisitions we may choose to pursue in the future.
A change in the outcome of any of these or other variables could significantly impact our operating plans, and we may need additional funds to meet operational needs and capital requirements associated with such plans. In addition, any future borrowings may result in additional restrictions on our business and any issuance of additional equity would result in dilution to investors. If we are unable to raise additional capital when we need it, it could harm our business, results of operations, and financial condition.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$1,621	$(8,113)
Net cash used in investing activities	(1,086)	(1,004)
Net cash provided by financing activities	120,683	685
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7	(254)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$121,225	$(8,686)
Cash Flows from Operating Activities
Net cash provided by operating activities was $1.6 million for the six months ended June 30, 2021, as compared to net cash used in operating activities of $8.1 million for the six months ended June 30, 2020. The increase of $9.7 million was primarily driven by (i) a $3.9 million increase from the change in payables due to sellers due to a change in our seller payment policies in March 2021 that more closely aligns seller payments to the timing of the seller’s shipment of a confirmed order, (ii) the decrease in net loss of $3.3 million, and (iii) a $1.3 million increase from increases in accounts payable related to increased spending for the initial public offering and higher accruals for shipping expenses due to increases in shipping volume.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.1 million for the six months ended June 30, 2021, as compared to $1.0 million for the six months ended June 30, 2020. The increase in cash used of $0.1 million was primarily due to minor increases in development of internal-use software and purchases of property and equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $120.7 million for the six months ended June 30, 2021, as compared to $0.7 million for the six months ended June 30, 2020. The increase of $120.0 million primarily consisted of the $123.0 million proceeds, net of underwriting discounts and commissions, from our initial public offering, offset by payments of deferred offering costs of $3.6 million. Additionally, proceeds from the exercise of stock options increased by $1.3 million.
Off-Balance Sheet Arrangements
For the periods presented, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Contractual Obligations
As of June 30, 2021, there were no material changes in commitments under contractual obligations compared to the contractual obligations disclosed in our Prospectus.
Recent Accounting Pronouncements
See Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements for a description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations, or cash flows.
Emerging Growth Company
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
There have been no significant changes to our critical accounting policies and estimates included in our Prospectus.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks are described below.
Interest Rate Sensitivity
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We held cash and cash equivalents of $176.1 million as of June 30, 2021. We generally hold our cash in non-interest-bearing checking accounts. Cash equivalents consist of amounts invested in money market accounts. Due to the nature of our cash and cash equivalents, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our cash and cash equivalents. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, Euros, and British pounds, depending on the currency selection of the seller. Our cost of revenue and operating expenses are primarily denominated in U.S. dollars, except for our U.K. operations, which are denominated in British pounds. As our online marketplace continues to grow globally, our results of operations and cash flows may be subject to fluctuations due to the change in foreign exchange rates. To date, fluctuations due to changes in the Euro and British pound have not been significant, but we may experience material foreign exchange gains and losses in our statement of operations in the future. As of June 30, 2021, a 10% increase or decrease in current exchange rates would not have a material impact on our consolidated financial statements.
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated by requiring upfront payment for many of our services and due to our diverse customer base, dispersed over various geographic regions and industrial sectors. For the three and six months ended June 30, 2021 and 2020, no single customer accounted for more than 10% of our net revenue. We maintain provisions for potential credit losses and such losses to date have been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded.
Inflation Risk
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial. We cannot assure you our business will not be affected in the future by inflation.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, that are designed to ensure information required to be disclosed in our reports that we file or furnish pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate to allow for timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we are involved in legal proceedings and subject to claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the resolution of current matters will not have a material adverse effect on our business, financial condition, or results of operations. Even if any particular litigation or claim is not resolved in a manner that is adverse to our interests, such litigation can have a negative impact on us because of defense and settlement costs, diversion of management resources from our business, and other factors.
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and our prospectus, including our consolidated financial statements and related notes, before investing in our common stock. If any of the following risks are realized, in whole or in part, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and prospects.
Risks Related to Our Business and Industry
We have a history of operating losses and we may not achieve or maintain profitability in the future, which in turn could negatively impact our financial condition and our stock price.
We incurred net losses of $12.5 million and $29.9 million during the fiscal years ended December 31, 2020 and 2019, respectively, and $6.3 million for the six months ended June 30, 2021. We had an accumulated deficit of $253.8 million as of June 30, 2021. We expect to incur significant losses in the future. We will need to generate and sustain increased revenue levels or reduce operating costs materially in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We expect that our operating expenses will increase substantially for the foreseeable future as we hire additional employees, invest in expanding our seller and buyer base and deepening our existing seller and buyer relationships, expand across and within product verticals, increase our marketing efforts and brand awareness, and invest in expanding our international operations. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These expenditures will make it more difficult for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we were to reduce our expenses, it could negatively impact our growth and growth strategy. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
Our annual and quarterly results of operations have fluctuated from period to period and may do so in the future, which could cause our stock price to fluctuate and the value of your investment to decline.
Our quarterly and annual net revenue and results of operations have historically fluctuated from period to period, and our future results of operations may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Factors that may cause fluctuations in our quarterly results of operations include, but are not limited to, the following:
•fluctuations in net revenue generated from sales of luxury design products through our online marketplace;
•our success in attracting sellers and buyers to, and retaining sellers and buyers on, our online marketplace, and our ability to do so in a cost-efficient manner;
•our ability to attract users to our website and convert users to Active Buyers on our online marketplace;
•the amount and timing of our operating expenses;
•our ability to continue to source and make luxury design products available on our online marketplace;
•the timing and success of new services, features, and offerings we introduce through our e-commerce platform, including our recently launched NFT platform;
•our ability to compete successfully;
•our ability to increase brand awareness of our company and our online marketplace;
•our ability to manage our existing business and future growth;

•our ability to effectively scale our operations while maintaining high-quality service and seller and buyer satisfaction;
•the amount, timing, and results of our investments to maintain and improve our technology infrastructure and platform, and our ability to do so in a cost-effective manner;
•our ability to increase and manage the growth of our international operations, including our international seller and buyer base, and our ability to manage the risks associated therewith;
•changes in our key metrics or the methods used to calculate our key metrics;
•seasonality, including seasonal buying patterns, which may vary from quarter to quarter or year to year;
•changes in laws, regulations, or accounting principles that impact our business;
•disruptions or defects in our e-commerce platform, such as service interruptions or privacy or data security breaches;
•changes in the terms of our seller agreements;
•our ability to hire and retain talented employees and professional contractors at all levels of our business;
•the impact of the ongoing COVID-19 pandemic or other events which may cause significant economic or social disruption; and
•economic and market conditions, particularly those affecting the luxury design products industry.
Further, we make certain assumptions when planning our expenses based on our expected revenue based in part on historical results. Because our operating expenses are relatively fixed in the short term, any failure to achieve our revenue expectations would have a direct, adverse effect on our results of operations. If actual results differ from our estimates, the trading price of our common stock may decline. In addition, in the past, we have generally recognized higher net revenue in the fourth quarter. In anticipation of increased activity during the fourth quarter, we may incur significant additional expenses, including additional marketing and staffing in our support operations. If we experience lower than expected net revenue during any fourth quarter, it may have a disproportionate impact on our results of operations and financial condition for that year. Any factors that harm our fourth quarter results of operations, including disruptions in our sellers’ willingness to list items or unfavorable economic conditions could have a disproportionate effect on our results of operations for our entire fiscal year. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel, and may cause a shortfall in net revenue related to expenses in a given period, which could substantially harm our business, results of operations, and financial condition.
If we are unable to accomplish any of these tasks, our net revenue and revenue growth will be harmed. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, financial condition, and results of operations will be harmed, and we may not be able to achieve or maintain profitability. Further, these and other factors may cause our net revenue and results of operations to fall below the expectations of market analysts and investors in future periods, which could cause the market price of our common stock to decline substantially. Any decline in the market price of our common stock would cause the value of your investment to decline.
Our historical growth may not be indicative of our future growth and we expect our revenue growth rate to decline compared to prior years.
We have experienced net revenue growth in recent periods, with net revenue of $81.9 million and $70.6 million during the fiscal years ended December 31, 2020 and 2019, respectively, and $50.2 million and $37.0 million for the six months ended June 30, 2021 and 2020, respectively. You should not rely on our net revenue for any previous quarterly or annual period as any indication of our net revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior years for a number of reasons, which may include more challenging comparisons to prior periods as our net revenue grows, slowing demand for our online marketplace, increasing competition, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, notwithstanding the general increase in online transactions, including for luxury purchases, our growth rates are likely to experience increased volatility, and may decline, as the COVID-19 pandemic evolves.
The COVID-19 pandemic has impacted, and may continue to impact, our business, key metrics, and results of operations in volatile and unpredictable ways.
The uncertainty around the COVID-19 pandemic in the United States and worldwide will likely continue to adversely impact the national and global economy. The full extent of the impact of the pandemic on our business, key metrics, and results of operations depends on future developments that are uncertain and unpredictable, including the duration, severity, and spread of the pandemic, its impact on capital and financial markets, and any new information that may emerge concerning the virus or vaccines or other efforts to control the virus.
As a result of the COVID-19 pandemic, we have transitioned to an almost fully remote work environment. More recently, we have adopted plans for re-opening certain offices and expect some employees to begin working in offices as soon as September 2021. However, this may be on a voluntary basis and we may continue to operate on a significantly remote and geographically (including internationally) dispersed basis for the foreseeable future. This remote and dispersed work environment could have a negative impact on the execution of our business plans and operations. For example, if a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. Further, as the COVID-19 pandemic continues, we may experience disruptions if our employees, our sellers and buyers, or our third-party service providers’ employees become ill and are unable to perform their duties, and our operations, Internet, or mobile networks, or the operations of one or more of our third-party service providers, are impacted. The increase in remote working may also result in consumer privacy, IT security, and fraud vulnerabilities, which, if exploited, could result in significant recovery costs and harm to our reputation. Transitioning to a fully or predominantly remote work environment and providing and maintaining the operational infrastructure necessary to support a remote work environment also present significant challenges to maintaining our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and beyond.
In addition, we may experience a decline in the supply of luxury design products available through our online marketplace if our sellers face difficulty sourcing products in the event of any extended lockdowns or similar restrictions or measures implemented in response to the COVID-19 pandemic. Further, any prolonged economic downturn due to the COVID-19 pandemic (or otherwise) may negatively impact demand for luxury design products, including as a result of any significant or extended reduction in disposable incomes across our buyer base.
We have also seen shifts in the acceptance of online transactions, including in the luxury design products sector, as this pandemic has evolved. Although we believe our business has been positively impacted to some extent by several trends related to the COVID-19 pandemic, including the increased willingness of sellers and buyers to engage in online transactions for luxury purchases, we cannot predict whether these trends will continue if and when the pandemic begins to subside, restrictions ease, and the risk and barriers associated with in-person transactions dissipate.
The COVID-19 pandemic has also led to a broader economic slowdown that may heighten other risks presented in this Quarterly Report on Form 10-Q. Public health concerns, such as COVID-19, could also result in social, economic and labor instability in the localities in which we or our vendors, sellers, and buyers reside. Any of these uncertainties and actions we take to mitigate the effects of the COVID-19 pandemic and uncertainties related to the COVID-19 pandemic could harm our business, financial condition, and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19 Pandemic” for additional information about the impact of COVID-19 on our business.
If we fail to generate a sufficient volume of listings of luxury design products on our online marketplace, our ability to grow our business and market share would suffer.
Our success depends on our ability to cost-effectively attract, retain, and grow relationships with sellers, and in turn, the volume of luxury design products listed and sold through our online marketplace. We cannot be certain that these efforts will attract more sellers, induce sellers to list and sell more luxury design products on our online marketplace or yield a sufficient return on investment. Moreover, sellers may choose not to continue to list with us or list items as frequently. Our historical seller marketplace services revenue may not be indicative of future revenue. We are highly selective in the sellers we allow onto our online marketplace and sellers must undergo a thorough vetting process with our vetting specialists before they are allowed to join our online marketplace. As a result, we may have difficulty identifying sellers who meet our standards for providing luxury design products and our customer service requirements. If we fail to attract new sellers or drive continued or increased listings, our ability to grow our business and our results of operations would suffer. See “Risk Factors—Risks Related to Our Business and Industry—We rely, in part, on sellers to provide a positive experience to buyers.”
Further, our vetting specialists curate luxury design products through a variety of methods, including meeting with potential sellers and working with leading estates and foundations. The process of identifying and hiring vetting specialists with the combination of skills and attributes required in these roles can be difficult and can require significant time. If we are not successful in attracting and retaining qualified vetting specialists, the quantity and quality of the luxury design products sold through our online marketplace may be negatively impacted, which would harm our business and results of operations.

If we are unable to maintain the authenticity of the items listed and sold through our online marketplace, our business, brand, and reputation could suffer.
We have built a trusted online marketplace with a reputation for authentic luxury design products as a result of our extensive vetting process. Our success depends on our ability to accurately and cost-effectively determine whether an item offered for listing, such as a piece of jewelry or work of art, is an authentic product. Our sellers undergo a comprehensive evaluation by our vetting specialists to ensure the integrity of their listings. Our vetting specialists come from many of the leading auction and retail houses, brands and industry recognized art and design businesses. We also seek to reassure buyers that the items they are purchasing meet the highest marketplace standards. Our vetting process is led by experts with degrees in fine art, gemology, restoration, and art, with certificates in appraisal services, jewelry expertise, and connoisseurship, among others. We also seek to proactively resolve issues through communication and follow-up. Factors that could undermine our ability to maintain the authenticity of our online marketplace include:
•complaints or negative publicity about us or our online marketplace or platform, even if factually incorrect or based on isolated incidents;
•changes to our policies to which our seller and buyer network react negatively or that are not clearly articulated;
•our failure to enforce our policies fairly and transparently; and
•our failure to respond to feedback from our seller and buyer network.
From time to time, counterfeit goods have been and may be listed on our online marketplace. While we have invested heavily in our authentication and seller vetting processes as described above, we cannot be certain that we will accurately authenticate every item that is listed with us. As the sophistication of counterfeiters increases, it may be increasingly difficult to identify counterfeit products. We refund the cost of a product to a buyer if we determine that the item is not authentic. The sale of any counterfeit goods may damage our reputation as a trusted online marketplace for authenticated, luxury design products, which may impact our ability to attract and maintain repeat sellers and buyers. Additionally, we may be subject to allegations that an antique, vintage, or other luxury design product we listed and sold through our online marketplace is not authentic despite our confirmed authentication of such item. Such controversy could negatively impact our reputation and brand and harm our business and results of operations. If we are unable to maintain the quality and authenticity of the items listed on our online marketplace, our ability to retain and attract sellers and buyers could be impaired and our reputation, brand, and business could suffer.
We may be subject to claims that items listed on our online marketplace are counterfeit, infringing, hazardous, or illegal, or otherwise subject to regulation or cultural patrimony considerations.
Although we do not create or take possession of the items listed on our online marketplace, we have from time to time received, and may in the future receive, communications alleging that items listed on our online marketplace infringe third-party copyrights, trademarks, patents, or other intellectual property rights, or that items we list from our sellers contain materials such as fur, python, ivory, and other exotic animal product components, that are subject to regulation or cultural patrimony considerations, or that may be deemed hazardous or illegal. We have complaint and take-down procedures in place to address these communications and listings, and we believe such procedures are important to promote confidence in our online marketplace. We follow these procedures to review complaints and relevant facts to determine whether to take the appropriate action, which may include removal of the item from our online marketplace and, in certain cases, removing the sellers who repeatedly violate our policies.
Our procedures may not effectively reduce or eliminate our liability. In particular, we may be subject to civil or criminal liability for activities carried out by sellers on our online marketplace, especially outside the United States where we may be less protected under local laws than we are in the United States. Under current U.S. copyright law and the Communications Decency Act, we may benefit from statutory safe harbor provisions that protect us from liability for content posted by our sellers and buyers. However, trademark and patent laws do not include similar statutory provisions and liability for these forms of intellectual property is often determined by court decisions. These safe harbors and court rulings may change unfavorably. In that event, we may be held secondarily liable for the intellectual property infringement of sellers.
Regardless of the validity of any claims made against us, we may incur significant costs and efforts to defend against or settle them. If a governmental authority determines that we have aided and abetted the infringement or sale of counterfeit goods or if legal changes result in us potentially being liable for actions by sellers on our online marketplace, we could face regulatory, civil or criminal penalties. Successful claims by third-party rights owners could require us to pay substantial damages or refrain from permitting any further listing of the relevant items. These types of claims could force us to modify our business practices, which could lower our revenue, increase our costs or make our platform less user-friendly. Moreover, public perception that counterfeit or other unauthorized items are common on our online marketplace, even if factually incorrect, could result in negative publicity and damage to our reputation.

If we are deemed to be liable for fraudulent or unlawful activities of sellers who list stolen items on our online marketplace, our business and reputation could suffer.
Despite our vetting process, we may fail to prevent the listing of stolen goods on our online marketplace. Government regulators and law enforcement officials may allege that our services violate, or aid and abet violations of certain laws, including laws restricting or prohibiting the transferability and, by extension, the resale, of stolen goods. Our form of seller agreement includes a representation that the seller has the necessary right and title to the luxury design products the seller may list, and we include such a rule and requirement in our terms of service prohibiting the listing of stolen or otherwise illegal products. In addition, we have implemented other protective measures to detect such products. If these measures prove inadequate, we may be required to spend substantial resources to take additional protective measures which could negatively impact our operations. Any costs incurred as a result of potential liability relating to the alleged or actual sale of stolen goods could harm our business. In addition, negative publicity relating to the actual or perceived listing or sale of stolen goods using our services could damage our reputation, and make our sellers and buyers reluctant to use our services. We could face liability for such unlawful activities. Despite measures taken by us to detect stolen goods, to cooperate fully with law enforcement, and to respond to inquiries regarding potentially stolen goods, any resulting claims or liabilities could harm our business.
Our growth depends on our ability to attract and maintain an active community of sellers and buyers.
In order to increase revenue and to achieve and maintain profitability, we must expand our seller and buyer network. We must also encourage sellers to list items and encourage buyers to purchase items through our online marketplace. If existing sellers are dissatisfied with their experience on our platform, they may stop listing items on our online marketplace and may stop referring others to us. Similarly, if existing buyers have a negative experience or if the interest in buying luxury design products declines, they may make fewer purchases and they may stop referring others to us. Under these circumstances, we may have difficulty attracting new sellers and buyers without incurring additional marketing expense.
To expand our buyer base, we must appeal to and attract buyers of luxury design products and convert users to Active Buyers on our online marketplace. New buyers may not purchase through our online marketplace as frequently or spend as much with us as existing buyers. As a result, the revenue generated from new buyer transactions may not be as high as the revenue generated from transactions with our existing buyers. Our historical growth rates for Active Buyers may not be indicative of future growth rates in new Active Buyers. Failure to attract new buyers and to maintain relationships with existing buyers, or to convert users to Active Buyers on our online marketplace, would harm our results of operations and our ability to attract and retain sellers.
Even if we are able to attract new sellers and buyers to replace those we lose, they may not maintain the same level of activity and generate the same level of revenue. If we are unable to retain existing, or attract new, sellers and buyers, our growth prospects would be harmed and our business could be harmed.
Our growth will also depend on the continued and increased acceptance of e-commerce and online shopping by buyers of luxury design products. Although we have seen increased acceptance of online transactions in the luxury design products sector, including as a result of the COVID-19 pandemic, we cannot predict whether this trend will continue, particularly if and when the COVID-19 pandemic begins to subside, restrictions ease, and the risks and barriers associated with in-person transactions dissipate. Further, if sellers and buyers elect to transact business through in-person interactions instead of through our online marketplace, our revenue could be negatively impacted and our business could be harmed.
We rely, in part, on sellers to provide a positive experience to buyers.
We have on occasion received reports from the buyers that they have not received the items that they purchased, that the items received were not as represented by the seller or that we or a seller has not been responsive to their questions. Negative publicity and sentiment generated as a result of complaints could reduce our ability to attract or retain buyers or damage our reputation. A perception that our levels of responsiveness and seller and buyer support are inadequate could have similar results. Further, any disruption in the operations of a substantial number of sellers, such as interruptions in delivery services, disruption due to public health crises such as the COVID-19 pandemic, natural disasters, inclement weather, or political unrest, could also result in negative experiences for a substantial number of buyers. If buyers do not have a positive experience transacting business on our online marketplace for any reason, or if we or our sellers fail to provide a high level of customer support and responsiveness, it could harm our reputation and our business.
Sellers rely on shipping services to deliver orders received through our online marketplace and if the items sold through our online marketplace are not delivered on time, in proper condition, or at all, our business and reputation could suffer.
Sellers work with a number of third-party services such as FedEx, UPS, and the United States Postal Service to deliver their items to buyers. Anything that prevents timely delivery of goods to buyers could harm sellers and could negatively affect our reputation. Delays or interruptions may be caused by events that are beyond the control of the delivery services, such as inclement weather, natural disasters, transportation disruptions, delays in customs inspections, terrorism, public health crises such as the COVID-19 pandemic, or labor unrest. The delivery services could also be affected by industry consolidation, insolvency, or government shut-downs. Although we have agreements with certain delivery services that enable us to provide pre-paid shipping labels as a convenience to sellers, our agreements do not require these providers to offer delivery services to sellers. Further, our competitors could obtain preferential rates or shipping services, causing sellers to pay higher shipping costs or find alternative delivery services. If the items sold through our online marketplace are not delivered in proper condition, on a timely basis or at shipping rates that buyers are willing to pay, our reputation and our business could be adversely affected.
We operate in an evolving industry and our past results may not be indicative of future operating performance.
Our online marketplace represents a substantial departure from the traditional market for luxury design products. The online market for luxury design products may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. Changes in our market make it difficult to assess our future performance.
Our future success will depend in large part upon our ability to, among other things:
•cost-effectively acquire and engage with new and existing sellers and buyers and increase listings of luxury design products through our online marketplace;
•scale our revenue and achieve the operating efficiencies necessary to achieve and maintain profitability;
•increase awareness of our brand;
•anticipate and respond to changing seller and buyer preferences;
•manage and improve our business processes in response to changing business needs;
•anticipate and respond to macroeconomic changes generally, including changes in the market for luxury design products;
•effectively scale our operations while maintaining high service quality and seller and buyer satisfaction;
•avoid or manage interruptions in our business from information technology downtime, cybersecurity breaches, and other factors affecting our physical and digital infrastructure;
•provide responsive, timely, and effective customer support through all phases of transactions conducted through our online marketplace;
•maintain the quality of our technology and operations infrastructure;
•expand internationally and manage our international operations;
•develop new technology, services, or features to enhance the seller and buyer experience; and
•comply with regulations applicable to our business.
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business and our results of operations would suffer.
If we do not compete effectively our results of operations and market position could suffer.
The market for luxury design products is highly competitive. We compete with a broad range of vendors of new and pre-owned luxury design products, including traditional brick-and-mortar entities, such as department stores, branded luxury goods stores, and specialty retailers, and entities providing access to more unique luxury goods, such as galleries, boutiques, independent retail stores, and auction houses. We also compete with the online offerings of these traditional retail competitors, resale players focused on niche or single categories, as well as technology-enabled online marketplaces that may offer the same or similar goods and services that we offer. We believe our current primary competitors include Amazon, eBay, Etsy Inc., Restoration Hardware, Inc., Wayfair Inc., Christie’s Inc., and Sotheby’s, Inc. We believe our ability to compete depends on many factors within and beyond our control, including:
•engaging and enhancing our relationships with existing sellers and buyers and attracting new sellers and buyers;
•maintaining favorable brand recognition and effectively delivering our online marketplace to sellers and buyers;
•identifying and delivering authentic luxury design products;
•the amount, diversity, and quality of luxury design products that we or our competitors offer;
•our ability to expand the verticals for luxury design products listed on our online marketplace;

•the price at which listed, authenticated luxury design products through our online marketplace are offered;
•the speed and cost at which we can authenticate and make available listed luxury design products; and
•the ease with which our sellers can list and sell, and our buyers can purchase and return, luxury design products sold and purchased on our online marketplace.
Failure to adequately meet these demands may cause us to lose potential sellers and buyers which could harm our business.
Many of our competitors have longer operating histories, larger fulfillment infrastructures, greater brand recognition and technical capabilities, larger databases, greater financial, marketing, institutional and other resources and larger seller and buyer bases than we do. As the market evolves, competitors may emerge. Some of our competitors may have greater resources than we do, which may allow them to derive greater revenue and profits from their existing buyer bases, attract sellers at lower costs, or respond more quickly than we can to new or emerging technologies and changes in consumer shopping behavior. These competitors may engage in more extensive technology development efforts, enter the business of online listing of luxury design products, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger seller or buyer bases or generate revenue from their existing seller and buyer bases more effectively than we do. If we fail to compete effectively, our business, results of operations, and market share may suffer.
Our net revenue could be negatively impacted as a result of greater than expected product returns.
We allow buyers to return certain purchases made through our online marketplace under the applicable seller’s return policy. We record a reserve for returns against proceeds to us from the sale of items on our online marketplace in calculating net revenue. We estimate this reserve based on historical return trends. The introduction of new products in the retail market, changes in seller return policies, changes in consumer confidence, or other competitive and general economic conditions may also cause actual returns to exceed our reserve for returns. Any significant increase in returns that exceeds our reserves could adversely affect our net revenue and results of operations.
Insufficient allowance for transaction losses could negatively impact our financial results.
We maintain an allowance for transaction losses, which consists primarily of losses resulting from our buyer protection program, including damages to products caused by shipping and transit, items that were not received or not as represented by the seller, and reimbursements to buyers at our discretion if they are dissatisfied with their experience. The provision for transaction losses also includes bad debt expense associated with our accounts receivable balance. Transaction loss expense associated with our buyer protection program accounted for approximately 88% and 90% of the provision for transaction losses in the fiscal years ended December 31, 2020 and 2019, respectively, with discretionary buyer reimbursements, which are part of the buyer protection program, constituting a small portion thereof. However, our historical experience may not be indicative of future trends and transaction loss expense associated with our buyer protection program, including buyer reimbursements, or bad debt expense may increase or fluctuate from period to period. Further, our provision for transaction losses may fluctuate depending on many factors, including changes to our buyer protection programs and the impact of regulatory changes, and we may see the provision for transaction losses increase proportionally with our on-platform GMV and net revenue. If our allowance for transaction losses is insufficient, it could adversely affect our results of operations.
Our metrics and market estimates used to evaluate our performance are subject to inherent challenges in measurement, and real or perceived inaccuracies in those estimates may harm our reputation and negatively affect our business.
The metrics we use to evaluate our growth, measure our performance, and make strategic decisions are calculated using internal company data and assumption and estimates, and have not been validated by a third party. Certain metrics presented in this Quarterly Report on Form 10-Q and other SEC filings are used by us in managing our business. Our metrics and market estimates may differ from estimates published by third parties or from similarly titled metrics of our competitors or peers due to differences in methodology or the assumptions on which we rely. Additionally, the metrics and forecasts relating to the size and expected growth of our addressable market may prove to be inaccurate. However, we believe that these figures are reasonable estimates, and we take measures to improve their accuracy, such as eliminating known fictitious or duplicate accounts. There are, nonetheless, inherent challenges in gathering accurate data across large online and mobile populations. For example, there may be individuals who have multiple email accounts in violation of our terms of service. If individuals have multiple unique email addresses that are undetected, then we could be overestimating the number of Active Buyers. Even if the markets in which we compete meet the size estimates and growth forecasted, our business could fail to grow at similar rates, if at all. If securities analysts or investors do not consider our market metrics to be accurate representations of our business, or if we discover material inaccuracies in such estimates, then the market price of our common stock could decline, our reputation and brand could be harmed, and our business, financial condition, and results of operations could be adversely affected.

Our business and results of operations may be more susceptible to other macroeconomic conditions or trends due to our reliance on consumer discretionary spending.
Our business and results of operations are subject to global economic conditions and their impact on consumer discretionary spending, particularly in the market for luxury design products. If general economic conditions deteriorate in the United States or in other markets where we operate, consumer discretionary spending may decline and demand for the luxury design products available on our online marketplace may be reduced. This would cause sales through our online marketplace to decline and adversely impact our business. Exchange rates may also impact sales, with a strong U.S. dollar dampening demand for goods denominated in dollars from buyers outside the United States. Consumer purchases of luxury design products have generally declined during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Other factors that may negatively influence consumer spending on luxury design products include unemployment levels, higher consumer debt levels, reductions in net worth, declines in asset values, market uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future political and economic environment. Economic conditions may also be affected by global health crises such as the COVID-19 pandemic, and natural disasters, such as earthquakes, hurricanes, and wildfires. Such economic uncertainty and decrease in the rate of purchases of luxury design products may slow the rate at which sellers choose to list their items with us, which could result in a decrease of items available through our online marketplace.
Even without changes in economic conditions, the demand for the items listed on our online marketplace is dependent on consumer preferences. Consumer preferences can change quickly and may differ across generations and cultures. If demand for the luxury design products that sellers offer through our online marketplace declines, our business would be harmed.
National retailers and brands set their own retail prices and promotional discounts on new luxury design products, which could adversely affect our value proposition to our buyers.
National retailers and brands set pricing for new luxury design products. Although the luxury design products available through our online marketplace are generally exclusive, one-of-a-kind products, promotional pricing by these parties may nonetheless adversely affect the value of luxury design products listed with us, and, in turn, our GMV and results of operations. In order to attract buyers to our online marketplace, the prices for the luxury design products sold through our online marketplace may need to be lowered in order to compete with these pricing strategies, which could negatively affect GMV and in turn, our net revenue. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.
If we fail to successfully anticipate and respond to changing preferences among our sellers and buyers, our ability to grow our business and our results of operations may suffer.
Our success is in large part dependent upon our ability to anticipate and identify trends in the market for luxury design products in a timely manner and to curate and obtain listings of luxury design products that address those trends. We use data science to predict seller and buyer preferences, and there can be no assurance that our data science will accurately anticipate seller or buyer requirements. Lead times relating to these changing preferences may make it difficult for us to respond rapidly to new or changing trends. We have begun to expand our offerings and the impact on our business from these new offerings is not clear as it is difficult to accurately predict seller and buyer preferences. To the extent we do not accurately predict the evolving preferences of our buyers or are unable to identify and vet sellers of luxury design products who address such buyer preferences, our ability to grow our business and our results of operations would suffer.
If we fail to successfully expand our business model to encompass additional product verticals in a timely and cost-effective manner, our ability to increase our market share would suffer, which in turn could negatively impact our business, financial condition, and results of operations.
We intend to deepen our penetration in our existing verticals for luxury design products and continue to explore additional verticals to serve existing, and attract new, sellers and buyers. If these additional verticals do not attract new sellers or buyers, our revenue may fall short of expectations, our brand and reputation could suffer, and we may incur expenses that are not offset by revenue. In addition, our business may suffer if we are unable to attract new and repeat sellers that supply the necessary high-end, appropriately priced and in-demand luxury design products in these additional verticals, and these verticals may also have a different range of margin profiles than the pieces currently sold through our online marketplace. Additionally, as we enter into new verticals, potential sellers may demand lower commissions than our current verticals, which would adversely affect our take rate and results of operations. Expansion of our offerings may also strain our management and operational resources, specifically the need to hire and manage additional authentication and market experts. We may also face increased competition from companies that are more focused on these verticals. If any of these were to occur, it could damage our reputation, limit our growth and harm our results of operations.

Our recently launched NFT platform (utilizing Ether, a cryptocurrency generated using the Ethereum protocol) may not be successful and may expose us to legal, regulatory, and other risks. Given the nascent and evolving nature of cryptocurrencies, NFTs, and our NFT platform, we may be unable to accurately anticipate or adequately address such risks or the potential impact of such risks. The occurrence of any such risks could materially and adversely affect our business, financial condition, results of operations, reputation, and prospects.
We recently announced the launch of our non-fungible token (“NFT”) platform where creators can make blockchain-encrypted design items, such as artwork, available as NFTs for digital purchase through 1stDibs, utilizing Ethereum, a blockchain technology. NFTs are digital assets recorded on a blockchain ledger for verification of authenticity and ownership of a unique digital asset, such as artwork. Given the increased scrutiny of digital assets as well as cryptocurrencies for regulatory and anti-money laundering purposes, it is possible that the United States and other jurisdictions will engage in increased scrutiny and regulation of NFTs and our business. While NFTs and cryptocurrencies are similar in that both are based on blockchain technology, unlike cryptocurrency units, which are fungible, NFTs have unique identification codes and represent content on the blockchain. The record of ownership of the NFT, which establishes authenticity and may also carry other rights, cannot be duplicated. As NFTs are a relatively new and emerging type of digital asset, the regulatory, commercial, and legal framework governing NFTs (as well as cryptocurrencies) is likely to evolve both in the United States and internationally and implicates issues regarding a range of matters, including, but not limited to, intellectual property rights, privacy and cybersecurity, fraud, anti-money laundering, sanctions, and currency, commodity, and securities law implications.
For example, NFTs raise various intellectual property law considerations, including adequacy and scope of assignment, licensing, transfer, copyright, and other right of use issues. The creator of an NFT will often have all rights to the content of the NFT and can determine what rights to assign to a buyer, such as the right to display, modify, or copy the content. To the extent 1stDibs is directly or indirectly involved in a dispute between creators and buyers on our NFT platform, it could materially and adversely affect the success of our NFT platform and harm our business and reputation. NFTs, and our NFT platform, may also be an attractive target for cybersecurity attacks. For example, a perpetrator could seek to obtain the private key associated with a digital wallet holding an NFT to access and sell the NFT without valid authorization, and the owner of the NFT may have limited recourse due to the nature of blockchain transactions and of cybercrimes generally. NFT marketplaces, including our NFT platform, may also be vulnerable to attacks where an unauthorized party acquires the necessary credentials to access user accounts. The safeguards we have implemented or may implement in the future to protect against cybersecurity threats may be insufficient. If our NFT platform were to experience any cyberattacks, it could negatively impact our reputation and market acceptance of our platform.
NFTs, and our NFT platform (including our facilitation of transactions in Ether, a cryptocurrency generated using the Ethereum protocol), may also be subject to regulations of the Financial Crimes Enforcement Network (”FinCEN”) of the U.S. Department of Treasury and the Bank Secrecy Act. Further, the Office of Foreign Assets Controls (“OFAC”) has signaled sanctions could apply to digital transactions and has pursued enforcement actions involving cryptocurrencies and digital asset accounts. The nature of many NFT transactions also involve circumstances which present higher risks for potential violations, such as anonymity, subjective valuation, use of intermediaries, lack of transparency, and decentralization associated with blockchain technology. In addition, the Commodity Futures Trading Commission has stated that cryptocurrencies, with which NFTs have some similarities, fall within the definition of “commodities.” If NFTs were deemed to be a commodity, NFT transactions could be subject to prohibitions on deceptive and manipulative trading or restrictions on manner of trading (e.g., on a registered derivatives exchange), depending on how the transaction is conducted. Moreover, if NFTs were deemed to be a “security”, it could raise federal and state securities law implications, including exemption or registration requirements for marketplaces for NFT transactions, sellers of NFTs, and the NFT transactions themselves, as well as liability issues, such as insider trading or material omissions or misstatements, among others. NFT transactions may also be subject to laws governing virtual currency or money transmission. For example, New York has legislation regarding the operation of virtual currency businesses. NFT transactions also raise issues regarding compliance with laws of foreign jurisdictions, many of which present complex compliance issues and may conflict with one another. Our launch and operation of our NFT platform (including our facilitation of transactions in Ether, a cryptocurrency, in connection therewith) expose us to the foregoing risks, among others, any of which could materially and adversely affect the success of our NFT platform and harm our business, financial condition, results of operations, reputation, and prospects.
As the market for NFTs is relatively nascent, it is difficult to predict how the legal and regulatory framework around NFTs will develop and how such developments will impact our business and our NFT platform. Further, market acceptance of NFTs is uncertain as buyers may be unfamiliar or uncomfortable with digital assets generally, how to transact in digital assets, or how to assess the value of NFTs. The launch of our NFT platform also subjects us to risks similar to those associated with any new platform offering, including, but not limited to, our ability to accurately anticipate market demand and acceptance, our ability to successfully launch our new NFT platform offering, creator and buyer acceptance, technical issues with the operation of our new NFT platform, and legal and regulatory risks as discussed above. We believe these risks may be heightened with respect to our NFT platform, as NFTs are still considered a relatively novel concept. If we fail to accurately anticipate or manage the risks associated with our NFT platform or with our facilitation of cryptocurrency transactions, or if we directly or indirectly become subject to disputes, liability, or other legal or regulatory issues in connection with our NFT platform or cryptocurrency transactions, our NFT platform may not be successful and our business, financial condition, results of operations, reputation, and prospects could be materially harmed. See “If we fail to successfully expand the features, services, and offerings on our online marketplace, our ability to grow our business may suffer.”
Our facilitation of transactions in cryptocurrencies such as Ether on our NFT platform exposes us to risks under U.S. and foreign tax laws.
Although under U.S. federal tax laws, cryptocurrencies are currently considered property versus currency, we are obligated to report transactions involving cryptocurrencies in U.S. dollars and must determine their fair market value on each transaction date. The U.S. federal taxing authorities have issued limited guidance on cryptocurrency transactions. The current guidance treats the use of cryptocurrency to purchase a NFT as a taxable disposition of the cryptocurrency, which subjects the holder to taxable gain that such holder must report for federal and state tax purposes. Similarly, a seller of a NFT is subject to tax on the sale of the NFT. Congress is currently proposing legislation that could require us to report such transactions to the IRS. Our failure to accurately record or report the cryptocurrency and NFT sales transacted through our NFT platform, or held by us, would expose us to adverse tax consequences, penalties, and interest. Moreover, the IRS, in connection with audits of cryptocurrency exchanges, has successfully sued to obtain account holder transaction and tax information. The applicability of tax laws in the United States and foreign jurisdictions with respect to cryptocurrency and NFTs will continue to evolve. This uncertainty increases the risk of non-compliance with tax laws, which in turn could result in adverse tax consequences, penalties, investigations or audits, litigation, account holder lawsuits, or the need to revise or restate our financial statements and associated consequences therewith, among other things. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations, reputation, and prospects.
If we fail to maintain and promote our brand and reputation, our business, market position, and future growth could suffer.
We believe that maintaining our brand reputation is critical to driving seller and buyer engagement and trust. An important goal of our brand promotion strategy is establishing trust with our seller and buyer network. Maintaining our brand will depend largely on our ability to continue providing our sellers with service that is consistent with the level of quality associated with the luxury design products they are listing and on the quality of our vetting specialists who represent our brand to new and existing sellers. Our vetting specialists cultivate relationships with our seller base and vet the luxury design products that our sellers want to list. While we do assess the qualifications of all vetting specialists, this may not prevent illegal, improper or otherwise inappropriate actions, such as theft, from occurring in connection with our services. Any negative publicity related to the foregoing could adversely affect our reputation and brand or which could negatively affect demand for our services and harm our business, financial condition, and results of operations.
For buyers, maintaining our brand requires that we foster trust through authentication and responsive and effective customer service, as well as ensuring that we have vetted sellers. If we fail to provide sellers or buyers with the service and experience they expect, or experience seller or buyer complaints or negative publicity about our online marketplace services, merchandise, delivery times or customer support, whether justified or not, the value of our brand would be harmed and our business may suffer.
If our marketing efforts are not effective, our ability to grow our business and maintain or expand our market share could suffer.
Maintaining and promoting awareness of our online marketplace is important to our ability to retain existing, and to attract new, sellers and buyers. To facilitate our future growth and profitability, we are investing in our advertising, promotion, public relations, and marketing programs. These brand promotion activities may not yield increased revenue and the efficacy of these activities will depend on a number of factors, including our ability to do the following:
•determine the effectiveness for advertising, marketing, and promotional expenditures;
•select the right markets, media, and media vehicles in which to advertise;
•identify the most effective and efficient level of spending in each market, media, and media vehicle; and
•effectively manage marketing costs, including creative and media expenses, to maintain acceptable seller and buyer acquisition costs.
We may adjust or re-allocate our advertising spend across channels, product verticals, and geographic markets to optimize the effectiveness of these activities. We expect to increase advertising spend in future periods to continue driving our growth.
Implementing new marketing and advertising strategies also could increase the risk of devoting significant capital and other resources to endeavors that do not prove to be cost effective or provide a meaningful return on investment. We also may incur marketing and advertising expenses significantly in advance of recognizing revenue associated with such expenses and our marketing and advertising expenditures may not generate sufficient levels of brand awareness or result in increased revenue. Even if our marketing and advertising expenses result in increased sales, the increase might not offset our related expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more effective channels, our marketing and advertising expenses could increase substantially, our seller and buyer base could be adversely affected, and our business, results of operations, financial condition, and brand could suffer.
We rely on third parties to drive traffic to our website, and these providers may change their algorithms or pricing in ways that could damage our business, operations, financial condition, and prospects.
We rely in part on digital advertising, including search engine marketing, to promote awareness of our online marketplace, grow our business, attract new, and increase engagement with existing, sellers and buyers. In particular, we rely on search engines, such as Google, and the major mobile app stores as important marketing channels. Search engine companies change their search algorithms periodically, and our ranking in searches may be adversely impacted by those changes. Search engine companies or app stores may also determine that we are not in compliance with their guidelines and penalize us as a result. If search engines change their algorithms, terms of service, display or the featuring of search results, determine we are out of compliance with their terms of service or if competition increases for advertisements, we may be unable to cost-effectively add sellers and buyers to our website and apps. Our relationships with our marketing vendors are not long-term in nature and do not require any specific performance commitments. In addition, many of our online advertising vendors provide advertising services to other companies, including companies with whom we may compete. As competition for online advertising has increased, the cost for some of these services has also increased. Our marketing initiatives may become increasingly expensive and generating a return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, such increase may not offset the additional marketing expenses we incur.
If the mobile solutions available to sellers and buyers are not effective, the use of our platform could decline.
Visits and purchases made on mobile devices by consumers, including buyers, have increased significantly in recent years. The smaller screen size and reduced functionality associated with some mobile devices may make the use of our platform more difficult or less appealing to sellers and buyers. Visits to our online marketplace on mobile devices may not convert into purchases as often as visits made through personal computers, which could result in less revenue for us. Sellers are also increasingly using mobile devices to operate their businesses on our platform. If we are not able to deliver a rewarding experience on mobile devices, sellers’ ability to manage and grow their businesses may be harmed and, consequently, our business may suffer. Further, although we strive to provide engaging mobile experiences for sellers and buyers who visit our mobile website using a browser on their mobile device, we depend on sellers and buyers downloading our mobile apps to provide them the optimal mobile experience.
As new mobile devices and mobile platforms are released, we may encounter problems in developing or supporting apps for them. In addition, supporting new devices and mobile device operating systems may require substantial time and resources.
The success of our mobile apps could also be harmed by factors outside our control, such as:
•actions taken by providers of mobile operating systems or mobile app download stores;
•unfavorable treatment received by our mobile apps, especially as compared to competing apps, such as the placement of our mobile apps in a mobile app download store;
•increased costs in the distribution and use our mobile apps; or
•changes in mobile operating systems, such as iOS and Android, that degrade the functionality of our mobile website or mobile apps or that give preferential treatment to competitive products.
If our sellers or buyers encounter difficulty accessing or using our platform on their mobile devices, or if our sellers or buyers choose not to use our platform on their mobile devices, our growth prospects and our business may suffer.
We must continue to drive efficiencies in our operations or our business could suffer.
We seek to continue to drive efficiencies in our business operations. As we continue to add capacity, capabilities, and automation, our operations will become increasingly complex and challenging. While we expect these technologies to improve productivity in many aspects of our operations, including order processing, pricing, copywriting, authentication, photography and photo retouching, any flaws or failures of such technologies could interrupt and delay our operations, which in turn may harm our business. Our investment in technology to support these efforts may not be effective in driving productivity, maintaining, or improving the experience for sellers and buyers, or providing a meaningful return on investment. We also rely on technology from third parties. If these technologies do not perform in accordance with our expectations, third parties change the terms and conditions that govern their relationships with us, or if competition increases for the technology and services provided by third parties, our business may be harmed. In addition, if we are unable to add automation to our operations, we may be unable to reduce the costs of processing listings and orders, which could cause delays in buyers receiving their purchases. Any of these outcomes could harm our reputation and our relationships with our sellers and buyers.
We may expand our business through acquisitions of other businesses, which may divert management’s attention and/or prove to be unsuccessful.
We have acquired a number of other businesses in the past and may acquire additional businesses or technologies in the future. For example, in May 2019, we acquired Design Manager, a project management and accounting software company for interior designers. Acquisitions may divert management’s time and focus from operating our business. Acquisitions also may require us to spend a substantial portion of our available cash, incur debt or other liabilities, amortize expenses related to intangible assets, or incur write-offs of goodwill or other assets. In addition, integrating an acquired business or technology is risky. Completed and future acquisitions may result in unforeseen operational difficulties and expenditures associated with:
•incorporating and integrating new businesses, technologies, products, personnel, or operations of any company we may acquire, particularly if key personnel of the acquired company decide not to work for us;
•consolidating operational and administrative functions;
•coordinating outreach to our community;
•disruption to our ongoing business and distraction of our management;
•delay or reduction of transactions on our marketplace or in the business of the company we acquired due to uncertainty about continuity and effectiveness of service from either company;
•entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;
•effectively managing an increased number of employees in diverse locations;
•if we use cash to pay for acquisitions, limiting other potential uses for our cash;
•incurring debt to fund such acquisitions, which may subject us to material restrictions on our ability to conduct our business;
•incurring impairment charges related to potential write-downs of acquired assets or goodwill;
•maintaining morale and culture and retaining and integrating key employees;
•maintaining or developing controls, procedures and policies (including effective internal control over financial reporting and disclosure controls and procedures); and
•assuming liabilities related to the activities of the acquired business before the acquisition, including liabilities for violations of laws and regulations, commercial disputes, taxes and other matters.
In addition, an acquisition may negatively affect our results of operations and financial condition because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition.
Moreover, we may not benefit from our acquisitions as we expect, or in the time frame we expect. We also may issue additional equity securities in connection with an acquisition, which could cause dilution to our stockholders. Finally, acquisitions could be viewed negatively by analysts and investors or by our sellers and buyers. We may not succeed in addressing these or other risks, which could harm our business and results of operations.
If we fail to manage our growth effectively, we may be unable to execute our business plan and our business, results of operations, and financial condition could be harmed.
We have experienced rapid growth in our business, such as in the number of sellers and the number of countries in which we have sellers and buyers, and we plan to continue to grow in the future, both in the United States and abroad. The growth of our business places significant demands on our management team and pressure to expand our operational and financial infrastructure. As we continue to grow, our operating expenses will increase. If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed.

We may require additional capital to support business growth, and we may be unable to obtain additional capital on acceptable terms, if at all, and any additional financing may dilute existing stockholders.
We believe that our existing cash and cash equivalents, together with cash generated from operations, will be enough to meet our anticipated cash needs for at least the next 12 months. We may require additional capital to grow our business, including the need to develop our online marketplace services, expand across and within product verticals, enhance our operating infrastructure, expand the markets in which we operate, and potentially acquire complementary businesses and technologies. Our future capital requirements will depend on many factors, including the emergence of competing online marketplaces and other adverse marketing developments; the timing and extent of our sales and marketing and technology and development expenditures; and any investments or acquisitions we may choose to pursue in the future. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or issuances of convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could suffer.
If we fail to attract and retain key personnel on our executive team or to effectively manage leadership succession, our business, financial condition, and results of operations could be adversely impacted.
Our success depends in part on our ability to attract and retain key personnel on our executive team, including our Chief Executive Officer, David S. Rosenblatt. Senior employees have left our company in the past and others may in the future. We often cannot anticipate such departures, and may not be able to promptly replace key leadership personnel. The loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business. Our key personnel are generally employed on an “at-will” basis.
Further expansion into markets outside of the United States is important to the growth of our business but will subject us to risks associated with operations abroad.
Expanding our community into markets outside of the United States is an important part of our strategy. Although we have a significant number of sellers and buyers outside of the United States, we have limited experience in developing local markets outside the United States. Also, visits to our online marketplace from buyers outside the United States may not convert into sales as often as visits from within the United States, including due to the impact of the strong U.S. dollar relative to other currencies. Our success in markets outside the United States will be linked to our ability to attract local sellers and buyers to our online marketplace and to localize our online marketplace in additional languages. If we are not able to do so, our growth prospects could be harmed.
In addition, competition is likely to intensify in the international markets where we operate and plan to expand our operations. Local companies based in markets outside the United States may have a substantial competitive advantage because of their greater understanding of, and focus on, those local markets. Some of our competitors may also be able to develop and grow in international markets more quickly than we will.
Continued expansion in markets outside of the United States will also require significant financial investment. These investments include marketing to attract and retain new sellers and buyers, developing localized services, forming relationships with third-party service providers, supporting operations in multiple countries, and potentially acquiring companies based outside the United States and integrating those companies with our operations.
Doing business in markets outside of the United States also subjects us to increased risks and burdens such as:
•complying with different regulatory standards (including those related to the use of personal information, particularly in the European Union);
•managing and staffing operations over a broader geographic area with varying cultural norms and customs;
•adapting our online marketplace to local cultural norms and customs;
•potentially heightened risk of fraudulent transactions;
•limitations on the repatriation of funds and fluctuations of foreign exchange rates;
•exposure to liabilities under, and compliance challenges related to, multiple, conflicting, and changing governmental laws and regulations, including, but not limited to, employment, tax, privacy and data protection, U.S. anti-boycott authorities, anti-corruption, anti-money laundering and export control laws, including the U.S. Foreign Corrupt

Practices Act of 1977, as amended, the UK Bribery Act of 2010, trade controls and sanctions administered by the U.S. Office of Foreign Assets Control, and similar laws and regulations in other jurisdictions;
•varying levels of Internet, e-commerce and mobile technology adoption and infrastructure;
•our ability to enforce contracts and intellectual property rights in jurisdictions outside the United States; and
•barriers to international trade, such as tariffs or other taxes.
Sellers face similar risks in conducting their businesses across borders. Even if we are successful in managing the risks of conducting our business across borders, if sellers are not, our business could be adversely affected.
Finally, operating in markets outside of the United States requires significant management attention. If we invest substantial time and resources to expand our operations outside of the United States and cannot manage these risks effectively, the costs of doing business in those markets may be prohibitive or our expenses may increase disproportionately to the revenue generated in those markets.
We may incur significant losses from fraud, which would harm our results of operations.
We have in the past incurred and may in the future incur losses from various types of fraudulent transactions, including the use of stolen credit card numbers and claims that a buyer did not authorize a purchase. In addition to the direct costs of these losses, if the fraud is related to credit card transactions and becomes excessive, it could result in us paying higher fees or losing the right to accept credit cards for payment. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. Our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action or lead to expenses that could substantially impact our results of operations.
Our payments system depends on third-party providers and is subject to evolving laws and regulations.
We rely on third-party payment processors to process payments made by buyers or to sellers on our online marketplace. We have engaged third-party service providers to perform underlying card processing, currency exchange, identity verification, and fraud analysis services. If these service providers do not perform adequately or if they terminate their relationships with us or refuse to renew their agreements with us on commercially reasonable terms, we will need to find an alternate payment processor and may not be able to secure similar terms or replace such payment processors in an acceptable timeframe. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments, make payments to sellers or conduct other payment transactions, any of which could make our platform less convenient and attractive and harm our ability to attract and retain sellers and buyers. In addition, sellers’ ability to accept orders could be negatively impacted and our business would be harmed. In addition, if these providers increase the fees they charge us, our operating expenses could increase. Alternatively, if we respond by increasing the fees we charge to sellers, some sellers may stop listing new items for sale.
The laws and regulations related to payments are complex and vary across different jurisdictions in the United States and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, or could force us to stop offering certain third-party payment services. As we expand the availability of new payment methods to our sellers and buyers in the future, we may become subject to additional regulations and compliance requirements.
Further, through our agreement with our third-party credit card processor, we are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard. We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements could make it difficult or impossible for us to comply.
If we fail to recruit and retain specialized employees and contractors, our business and operations could suffer.
Our ability to attract, retain and motivate employees and contractors, including our in-house vetting specialists, is important to our success. Other companies, including our competitors, may be successful in recruiting and hiring our employees and contractors, and it may be difficult for us to find suitable replacements on a timely basis or on competitive terms. In addition, we may face challenges in connection with recruiting, hiring, and retaining qualified engineers and IT staff to support our operations. Qualified individuals are limited and in high demand, and we may incur significant costs to attract, develop and motivate them. If we fail to recruit and retain specialized employees and contractors, our ability to grow our business and our operations could suffer.

If we experience labor disputes or other disruption, it could harm our operations.
None of our employees are currently represented by a union. If our employees decide to form or affiliate with a union, we cannot predict the negative effects such future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations, including delays in technology development, customer servicing and shipping, and increases in our labor costs which could materially adversely affect our business, financial condition, or results of operations.
If our insurance coverage is insufficient or our insurers are unable to meet their obligations, our insurance may not mitigate the risks facing our business.
We contract for insurance to cover a number of risks and potential liabilities. Our insurance policies cover areas such as general liability, errors and omissions liability, employment liability, business interruptions, data breach, crime, product liability and directors’ and officers’ liability. For certain types of business risk, we may not be able to, or may choose not to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate the risks we face or we may have to pay high premiums and/or deductibles for the coverage we do obtain. Additionally, if any of our insurers becomes insolvent, it would be unable to pay any claims that we make.
Risks Related to Privacy, Cybersecurity, and Infrastructure
If sensitive information about our sellers and buyers or other third parties with whom we transact business is disclosed, or if we or our third-party providers are subject to cyber-attacks, use of our online marketplace could be curtailed, we may be exposed to liability, and our reputation would suffer.
Although we do not directly collect, transmit, and store personal financial information such as credit cards and other payment information, we utilize third-party payment processors who provide these services on our behalf. We also collect and store certain personally identifiable information provided by our sellers and buyers and other third parties with whom we transact business, such as names, email addresses, and the details of transactions. The collection, transmission, and storage of such information is subject to stringent legal and regulatory obligations. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to seller and buyer data. In an effort to protect sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography, or other developments may result in our failure or inability to adequately protect sensitive information.
Our platform is vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, worms, malicious code, break-ins, phishing attacks, denial-of-service attacks, and other cyber-attacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss of data, or unauthorized disclosure of personally identifiable or other sensitive information. Cyber-attacks could also result in the theft of our intellectual property. If we gain greater visibility, we may face a higher risk of being targeted by cyber-attacks. Advances in computer capabilities, new technological discoveries, or other developments may result in cyber-attacks becoming more sophisticated and more difficult to detect.
Any failure or perceived failure by us to comply with our privacy policies, our privacy or data protection obligations to sellers and buyers or other third parties, or our privacy or data protection legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause sellers and buyers to lose trust in us, which could have an adverse effect on our business.
We have experienced cybersecurity incidents in the past and may experience them in the future. Further, if we or our third-party service providers experience security breaches that result in online marketplace performance or availability problems or the loss or unauthorized disclosure of personal and other sensitive information, people may become unwilling to provide us the information necessary to set up seller and buyer accounts, and we could be subject to third-party lawsuits, regulatory fines, or other action or liability. Existing sellers and buyers may also decrease their purchases or stop listing new items for sale or close their accounts altogether. Further, any reputational damage resulting from breach of our security measures could create distrust of our company by sellers and buyers.
We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyber-attacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or employees of our third-party service providers.

We expect to incur ongoing costs associated with the detection and prevention of security breaches and other security-related incidents. We may incur additional costs in the event of a security breach or other security-related incident. Any actual or perceived compromise of our systems or data security measures or those of third parties with whom we do business, or any failure to prevent or mitigate the loss of personal or other confidential information and delays in detecting or providing notice of any such compromise or loss could disrupt our operations, harm the perception of our security measures, damage our reputation, cause some sellers and buyers to decrease or stop their use of our online marketplace, and could subject us to litigation, government action, increased transaction fees, regulatory fines or penalties, or other additional costs and liabilities that could harm our business, financial condition, and results of operations.
We cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material and adverse effect on our business, including our financial condition, results of operations, and reputation.
Our use and other processing of personal information and other data is subject to laws and obligations relating to privacy and data protection, and our failure to comply with such laws and obligations could harm our business.
Numerous state, federal and international laws, rules and regulations govern privacy, data protection and the collection, use and protection of personal information and other types of data we collect, use, disclose and otherwise process. These laws, rules and regulations are constantly evolving, and we expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU and other jurisdictions. For example, California enacted legislation in June 2018, the California Consumer Privacy Act (the “CCPA”) that, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. California also adopted the California Privacy Rights Act in November 2020 (the “CPRA”), which would amend provisions of the CCPA, to be effective January 1, 2023. Similarly, the European Commission adopted a General Data Protection Regulation that became fully effective on May 25, 2018, imposing stringent EU data protection requirements.
We cannot yet fully determine the impact these or future laws, rules, and regulations may have on our business or operations. These laws, rules and regulations may be inconsistent from one jurisdiction to another, subject to differing interpretations and may be interpreted to conflict with our practices. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. For example, Colorado and Virginia adopted individual state privacy laws in 2021 and other states are also considering privacy legislation. The CCPA has prompted a number of additional proposals for federal and state privacy legislation that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs, and adversely affect our business. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing and disclosure of various types of data, including personal information, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters.
Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules and regulations, or with other obligations to which we or such third parties are or may become subject, may result in actions against us by governmental entities, private claims and litigation, the expenditure of legal and other costs and of substantial time and resources, and fines, penalties or other liabilities. Any such action would be expensive to defend, may require the expenditure of substantial legal and other costs and substantial time and resources, and likely would damage our reputation and adversely affect our business and results of operations.
Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. Privacy, data protection and information security concerns, whether valid or not valid, may inhibit the use and growth of our online marketplace, particularly in certain foreign countries.
Use of social media, emails, and push notifications may harm our reputation or subject us to fines or other penalties.
We use social media, emails, and push notifications as part of our omni-channel approach to marketing and communications with sellers and buyers. As laws and regulations evolve to govern the use of these channels, the failure by us, our employees or third parties acting at our direction to comply with applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, consumers, or others. Information concerning us or our sellers and buyers, whether accurate or not, may be posted on social media platforms at any time and may have an adverse impact on our brand, reputation, or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our reputation, business, results of operations, financial condition, and prospects.
If we fail to successfully expand the features, services, and offerings on our online marketplace, our ability to grow our business may suffer.
Our industry is characterized by rapidly changing technology, new service and feature introductions, and changing seller and buyer demands. We spend substantial time and resources creating new features, services, and offerings to attract new constituents to our online marketplace and to open new sales channels for sellers. Our efforts to expand the features, services, and offerings on our online marketplace could fail for many reasons, including lack of acceptance by existing or new constituents, our failure to market these features, services, and offerings effectively to new constituents, or negative publicity related to our features, services, and offerings. Diversifying and expanding our features, services, and offerings involves significant risk, such as encountering software bugs, defects, or errors in connection with the introduction of new or enhanced features of our technology platform. For example, we recently launched our new NFT platform. We have no prior experience operating an NFT platform or facilitating cryptocurrency transactions, and our NFT platform may not achieve market acceptance or profitability. In addition, the technology underlying our NFT platform may not function properly due to errors, security breaches, or issues with third parties with whom we work to make our NFT platform offering available. These initiatives may not drive increases in revenue, may require substantial investment and planning, and may bring us more directly into competition with companies that are better established or have greater resources than we do. It will require additional investment of time and resources in the development and training of our personnel and our sellers and buyers. If we are unable to cost-effectively expand our features, services, and offerings, then our growth prospects and competitive position may be harmed.
Any significant disruption in service provided by, or termination of our relationship with, third parties that host our website and mobile app and process payments made by buyers or to sellers on our online marketplace could damage our reputation and result in loss of sellers and buyers, which in turn would harm our business and results of operations.
Our brand and ability to attract and retain sellers and buyers depends in part on the reliable performance of our cloud-hosted servers, network infrastructure and content delivery process. If the services provided by third parties are disrupted or if we are unable to maintain and scale the technology underlying our platform, our operations and business could suffer. The volume of traffic and activity on our online marketplace spikes on certain days and during certain periods of the year, such as during the fourth quarter due to the seasonality of our business, and any interruption would be particularly problematic if it were to occur at such a high volume time.
The software and operation of the technology underlying our platform is expensive and complex, and we could experience operational failures. If we fail to accurately predict the rate or timing of the growth of our platform, we may be required to incur significant additional costs to maintain reliability. These costs could include, but are not limited to, adding additional hosting capacity or platforms, additional network providers, web application firewalls or other bot-mitigation technologies or additional content distribution networks. Additionally, as we rely on a fast, secure, and stable Internet, we could be required to adapt to any changes to global standards.
We have experienced, and expect that in the future we will experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints which could affect the availability of services on our platform and prevent or inhibit the ability of buyers to access our online marketplace or complete purchases on our online marketplace and app. Third-party providers host much of our technology infrastructure. Any disruption in their services, or any failure of our providers to handle the demands of our online marketplace could significantly harm our business and damage our reputation. Third-party providers also have systems that are constantly evolving, it is difficult to predict the challenges that we may encounter in developing our platform for use in conjunction with such third-party systems, and we may not be able to modify our integrations to assure its compatibility with the systems of other third parties following any of their changes to their systems. Further, if we experience failures in our technology infrastructure or do not expand our technology infrastructure successfully, then our ability to attract and retain sellers and buyers and our growth prospects and our business would suffer. We do not have control over the operations of the facilities of these third-party providers that we use. These facilities may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct.

Our business depends on continued and unimpeded access to the Internet and mobile networks.
To access our online marketplace, our sellers and buyers rely on access to the Internet. Internet service providers may choose to disrupt or degrade access to our online marketplace or increase the cost of such access. Similarly, to download our mobile applications, application store providers must allow our applications to be listed. Internet service providers or application store providers could also attempt to charge us for providing access to our online marketplace. The adoption of any laws or regulations that adversely affect the popularity or growth in use of the Internet or our services, including laws or regulations that undermine open and neutrally administered Internet access, could decrease user demand for our service offerings and increase our cost of doing business. In January 2018, the Federal Communications Commission (the “FCC”) released an order reclassifying broadband Internet access as an information service, subject to certain provisions of Title I of the Communications Act. Among other things, the order eliminates rules adopted in 2015 that prohibited broadband providers from blocking, impairing, or degrading access to legal content, applications, services, or non-harmful devices, or engaging in the practice of “paid prioritization” of content or services by Internet service providers. A number of states have also enacted or are considering legislation or executive actions that would regulate the conduct of broadband providers. On July 9, 2021, President Biden signed an executive order which, among other things, instructed the FCC to restore the net neutrality rules. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal or state legislation, or the FCC. If net neutrality rules are not implemented, or Internet service providers engage in blocking, throttling, or paid prioritization or similar practices, our business, financial condition, and results of operations could be materially and adversely affected. Outside of the United States, government regulation of the Internet, including the idea of network neutrality, may be developing or non-existent. As a result, we could face discriminatory or anti-competitive practices that could impede both our and sellers’ growth prospects, increase our costs and harm our business.
Risks Related to Regulatory Matters and Litigation
Our business is subject to a large number of U.S. and non-U.S. laws, many of which are evolving.
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws and taxation, and newer laws and regulations focused on the Internet, online commerce, and the resale market, such as payment systems, personal privacy, anti-spam, data security, electronic contracts, unfair and deceptive trade practices, and consumer protection. These laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort. Additionally, it is not always clear how existing laws apply to the Internet as many of these laws do not address the unique issues raised by the Internet or online commerce.
For example, laws relating to online privacy are evolving differently in different jurisdictions. Federal, state and non-U.S. governmental authorities, as well as courts interpreting the laws, continue to evaluate the privacy implications of the use of third-party “cookies,” “web beacons,” and other methods of online tracking. The United States, the European Union, and other governments have enacted or are considering legislation that could significantly restrict the ability of companies and individuals to collect and store user information, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools. In some cases, non-U.S. privacy, data protection, consumer protection and other laws and regulations are more restrictive than those in the United States. For example, the European Union traditionally has imposed stricter obligations under such laws than the United States. Consequently, the expansion of our operations internationally may require changes to the ways we collect and use consumer information.
Existing and future laws and regulations enacted by federal, state or non-U.S. governments could impede the growth or use of the Internet or online commerce. It is also possible that governments of one or more countries may seek to censor content available on our online marketplace or may even attempt to block access to our online marketplace. If we are restricted from operating in one or more countries, our ability to attract or retain sellers and buyers may be adversely affected and we may not be able to grow our business as we anticipate.
Some providers of consumer devices and web browsers have implemented, or have announced plans to implement, ways to block tracking technologies which, if widely adopted, could also result in online tracking methods becoming significantly less effective. Any reduction in our ability to make effective use of such technologies could harm our ability to personalize the experience of buyers, increase our costs and limit our ability to attract new, and retain existing, sellers and buyers on cost-effective terms. As a result, our business could be adversely affected.
We strive to comply with all applicable laws, but they may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not in the future. If we become liable under laws or regulations applicable to us, we could be required to pay significant fines and penalties, and we may be forced to change the way we operate. That could require us to incur significant expenses or to discontinue certain services, which could negatively affect our business. Additionally, if third parties with whom we work violate applicable laws or our policies, those violations could result in other liabilities for us and could harm our business.
If we fail to comply with applicable laws or regulations, including those relating to the sale of antique and vintage items, we may be subject to fines, penalties, loss of licensure, registration, and approval, or other governmental enforcement action.
The sale of certain items through our online marketplace is subject to regulation, including by regulatory bodies such as the U.S. Consumer Product Safety Commission, the Federal Trade Commission, the U.S. Fish and Wildlife Service and other international, federal, state and local governments and regulatory authorities. These laws and regulations are complex, vary from state to state and change often. We monitor these laws and regulations and adjust our business practices as warranted to comply. We list luxury design products from numerous sellers located throughout the United States and from over 55 countries, and the items listed by our sellers may contain materials such as fur, python, ivory, and other exotic animal product components, that are subject to regulation or cultural patrimony considerations. Our standard seller terms and conditions require sellers to comply with applicable laws when listing their items. Failure of our sellers to comply with applicable laws, regulations and contractual requirements could lead to litigation or other claims against us, resulting in increased legal expenses and costs. Moreover, failure by us to effectively monitor the application of these laws and regulations to our business, and to comply with such laws and regulations, may negatively affect our brand and subject us to penalties and fines.
Numerous U.S. states and municipalities, including the States of California and New York, have regulations regarding the handling of antique and vintage items and licensing requirements of antique and vintage dealers. Such government regulations could require us to change the way we conduct business or our buyers conduct their purchases in ways that increase costs or reduce revenues, such as prohibiting or otherwise restricting the sale or shipment of certain items in some locations. We could also be subject to fines or other penalties which in the aggregate could harm our business.
Additionally, the luxury design products our sellers sell could be subject to recalls and other remedial actions and product safety, labeling, and licensing concerns may require us to voluntarily remove selected items from our online marketplace. Such recalls or voluntary removal of items can result in, among other things, lost sales, diverted resources, potential harm to our reputation, and increased customer service costs and legal expenses, which could harm on our results of operations.
Some of the luxury design products sold through our online marketplace on behalf of our sellers may expose us to product liability claims and litigation or regulatory action relating to personal injury, environmental, or property damage. We cannot be certain that our insurance coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms or at all. In addition, while all of our seller agreements contain a standard indemnification provision, certain sellers may not have sufficient resources or insurance to satisfy their indemnity and defense obligations which may harm our business.
We are subject to governmental export and import controls and anti-corruption laws and regulations that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various restrictions under U.S. export and similar laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the provision of certain goods and services to U.S. embargoed or sanctioned countries and regions, governments, persons, and entities. In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide sellers and buyers access to our online marketplace or could limit our sellers’ and buyers’ ability to access or use our services in those countries.
Our online marketplace could be utilized in violation of such laws, despite the precautions we take to prevent such violations. In the past, we may have facilitated transactions involving products or sellers that are the subject of U.S. sanctions or located in countries or regions subject to U.S. sanctions in apparent violation of U.S. economic sanction laws. In relation to certain compliance issues, we have submitted to OFAC an initial notification of voluntary self-disclosure concerning potential violations. If we fail to comply with these laws and regulations or are found to be in violation of U.S. sanctions or export control laws, including by facilitating unlawful transactions, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We may also be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise. Actions to remediate past potential violations may include internal reviews, voluntary self-disclosures, or other measures.
In addition, various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit the sale of items through our online marketplace or could limit our sellers’ and buyers’ ability to access our online marketplace in those countries. Changes in our online marketplace, or future changes in export and import regulations, may prevent our international sellers and buyers from utilizing our online marketplace or, in some cases, prevent the export or import of our sellers’ items to certain countries, governments, or persons. Any change in export or import regulations, economic sanctions, or related legislation or changes in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our online marketplace by, or in our decreased ability to facilitate transactions through our online marketplace among, existing or potential sellers and buyers internationally. Any decreased use of our online marketplace or limitation on our sellers’ ability to export or sell items would adversely affect our business, results of operations, and financial results.
We are also subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies, their employees, and their intermediaries from authorizing, offering, providing, and/or accepting improper payments or other benefits for improper purposes. These laws also require that we keep accurate books and records and maintain compliance procedures designed to prevent any such actions. Although we take precautions to prevent violations of these laws, our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.
We may become involved in claims, lawsuits, government investigations, and other proceedings that could adversely affect our business, financial condition, and results of operations.
From time to time, we may become involved in litigation matters, such as matters incidental to the ordinary course of our business, including intellectual property, commercial, employment, class action, whistleblower, accessibility, and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. Further, our general liability insurance may not cover all potential claims made against us or be sufficient to indemnify us for all liability that may be imposed. In addition, the expense of litigation and the timing of these expenses from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
Risks Related to Intellectual Property
If we cannot successfully protect our intellectual property, our business could suffer.
We rely on a combination of intellectual property rights, contractual protections, and other practices to protect our brand, proprietary information, technologies and processes. We primarily rely on copyright and trade secret laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademark “1stDibs” and our logos and taglines. Our trademarks are valuable assets that support our brand and consumers’ perception of our services and merchandise. We also hold the rights to the “1stDibs.com” Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation could suffer, we could incur significant expense establishing new brands and our results of operations could be adversely impacted. Although we do not currently have any issued patents, we may pursue patent protection for aspects of our technology in the future. We cannot predict whether any pending patent application will result in an issued patent that will effectively protect our intellectual property. Even if a patent issues, the patent may be circumvented or its validity may be challenged. In addition, we cannot provide assurance that every significant feature of technology and services will be protected by any patent or patent application. Further, to the extent we pursue patent protection for our innovations, patents applications may not result in issued patents, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain.
Third parties may challenge any patents, copyrights, trademarks, and other intellectual property and proprietary rights owned or held by us or may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks, and/or other proprietary rights. We may be required to spend significant resources to monitor and protect our intellectual property rights, and the efforts we take to protect our proprietary rights may not be sufficient. Even if we do detect violations, we may need to engage in litigation to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention away from standard business operations. In addition, our efforts may be met with defenses and counterclaims challenging the validity and/or enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are unenforceable. If we are unable to cost-effectively protect our intellectual property rights, then our business could be harmed. An adverse decision in any of these legal actions could limit our ability to assert our intellectual property or proprietary rights, limit the value of our intellectual property or proprietary rights or otherwise negatively impact our business, financial condition and results of operations. If the protection of our intellectual property and proprietary rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to existing or potential sellers and buyers may become confused in the marketplace and our ability to attract sellers and buyers may be adversely affected.
We may be subject to intellectual property claims, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies in the future.
We may receive notices that claim we have infringed, misappropriated, or misused other parties’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. Third-party intellectual property rights may cover significant aspects of our technologies or business methods or block us from expanding our offerings. Any intellectual property claims against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters.
Many potential litigants, including some of our competitors and patent holding companies, have the ability to dedicate substantial resources to enforcing their intellectual property rights. Any claims successfully brought against us could subject us to significant liability for damages and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights. We also might be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we could be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.
We are subject to the terms of open source licenses because our platform incorporates open source software.
The software powering our online marketplace incorporates software covered by open source licenses. The terms of many open source licenses have not been interpreted by U.S. courts and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our online marketplace. If we were to combine or connect our proprietary source code or software with open source software in a certain manner, we could, under certain of the open source licenses, be required to publicly release the source code of our software or to make our software available under open source licenses. To avoid the public release of the affected portions of our source code in the event of our inappropriate use of open source software, we could be required to expend substantial time and resources to re-engineer some or all of our software. In addition, use of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. We have established processes to help alleviate these risks, but we cannot be sure that all of our use of open source software is in a manner that is consistent with our current policies and procedures or will not subject us to liability.
Risks Related to our Operations as a Public Company
If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.
We have been a private company and, as such, we have not been subject to the internal control and financial reporting requirements applicable to a publicly traded company. We are required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Securities Exchange Act of 1934 as amended (the “Exchange Act”), or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. In addition, as a public company, we will be subject to Section 404(a), which requires us to include a report on our internal controls, including an assessment of the effectiveness of our internal controls and financial reporting procedures. Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.
We may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. As a result, our investors could lose confidence in our reported financial information, and our stock price could decline.
We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. We intend to take advantage of certain exemptions under the JOBS Act from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these exemptions for up to five years or until we are no longer an “emerging growth company,” whichever is earlier.
In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act. Accordingly, our consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.
We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded to emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in which the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we become a large accelerated filer, which means that we have been public for at least 12 months, have filed at least one annual report and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our then-most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
We may not be able to manage our transition effectively or efficiently to a public company.
We have incurred, and will continue to incur, significant legal, accounting, and other expenses that we did not incur as a private company. Our management team and other personnel will need to devote a substantial amount of time to, and we may not effectively or efficiently manage, our transition into a public company. For example, we are now subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the SEC and Nasdaq. To comply with the various requirements applicable to public companies, we must maintain effective disclosure and financial controls and corporate governance practices. If, notwithstanding our efforts to comply with these laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Further, failure to comply with these rules might make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management. As such, we intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment has resulted, and may continue to result in, increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.
Many members of our management and other personnel have limited experience managing a public company and preparing public filings. In addition, our management and other personnel have had, and may in the future need to divert attention from other business matters, to devote substantial time to the reporting and other requirements applicable to a public company. In particular, we have incurred, and expect to continue to incur, significant expense and devote substantial management effort to complying with the requirements of Section 404. We have hired, and intend to hire, additional accounting and finance personnel with system implementation experience and expertise regarding compliance with the Sarbanes-Oxley Act. We may be unable to locate and hire qualified professionals with requisite technical and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If we are unable to recruit and retain additional finance personnel or if our finance and accounting team is unable for any reason to respond adequately to the increased demands that will result from being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported consolidated financial statements could cause our stock price to decline and could harm our business, financial condition, and results of operations.
If we fail to strengthen our financial reporting systems, infrastructure, and internal control over financial reporting to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results timely and accurately or prevent fraud. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404.
As a result of becoming a public company, we are, and will become, subject to additional regulatory compliance requirements, including Section 404, and if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
The rules and regulations such as the Sarbanes-Oxley Act have increased our legal and finance compliance costs and made some activities more time-consuming and costly. For example, Section 404 requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting. Beginning with our second annual report following our initial public offering, we will be required to provide a management report on internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company,” as defined in the JOBS Act.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. In the future, we may discover areas of our internal controls that need improvement. If our auditors or we discover a material weakness or significant deficiency, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our consolidated financial statements and harm our stock price. Any inability to provide reliable financial reports or prevent fraud would harm our business. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. If we fail to successfully complete the procedures and certification and attestation requirements of Section 404, or if in the future our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to investigations or sanctions by Nasdaq, the SEC, FINRA or other regulatory authorities. Furthermore, investor perceptions of the company may suffer, and this could cause a decline in the market price of our shares of common stock. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or, when applicable, our auditors will conclude that our internal controls are effective in future periods. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation.
Risks Related to Tax and Accounting Matters
We could be required to pay or collect sales taxes in jurisdictions in which we do not currently do so, with respect to past or future sales. This could adversely affect our business and results of operations.
An increasing number of states have considered or adopted laws that impose tax collection obligations on out-of-state sellers of goods. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al (“Wayfair”), that online sellers can be required to collect sales tax despite not having a physical presence in the state of the customer. In response to Wayfair, or otherwise, state or local governments and taxing authorities may adopt, or begin to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. While we believe that we collect and remit sales taxes in every state that requires sales taxes to be collected, including states where we do not have a physical presence, the adoption of new laws by, or a successful assertion by the taxing authorities of, one or more state or local governments requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments and taxing authorities of sales tax collection obligations on out-of-state ecommerce businesses could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could harm our business and results of operations.
Our business and our sellers may be subject to sales tax, value-added tax (“VAT”), provincial taxes, goods and services tax, and other taxes.
The application of indirect taxes, such as sales and use tax, VAT, provincial taxes, goods and services tax, business tax and gross receipt tax, to businesses like ours and to our sellers and buyers is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and could change. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes apply to our business or to sellers’ businesses. For example, it is unclear whether sales tax statutes on digital goods apply to NFTs. One or more states, the federal government or other countries may seek to impose additional reporting, record-keeping or indirect tax collection obligations on businesses like ours that facilitate online commerce. For example, the U.S. Congress considered the “Marketplace Fairness Act,” which would have granted states the authority to require certain online merchants to collect sales tax on online sales at the time a transaction is completed. Although this legislation was not passed, there is no assurance that it, or similar legislation, will not be re-introduced or adopted in the future. In addition, EU reforms to the VAT obligations for business to consumer e-commerce sellers and marketplaces are expected to go into effect in July 2021. In connection with these reforms, certain marketplaces will become the deemed supplier when they facilitate certain cross-border business to consumer transactions of their third-party sellers. As a result, marketplaces will be liable to collect, report, and remit the VAT due from the consumer. The United Kingdom has implemented similar VAT marketplace rules which went into effect in January 2021 and make facilitating marketplaces liable for the VAT collections for their overseas sellers. We are currently assessing the impact of these changes, which could materially affect our business operations. New taxes, both domestically and internationally, could also require us or sellers to incur substantial costs to capture data and collect and remit taxes. If such obligations were imposed, the additional costs associated with tax collection, remittance, and audit requirements could make selling through our online marketplace less attractive and more costly for sellers, which could harm our business.
Application of existing tax laws, rules or regulations are subject to interpretation by taxing authorities.
The application of income and other tax laws is subject to interpretation. Although we believe our tax methodologies are compliant, a taxing authority’s final determination in the event of a tax audit could materially differ from our past or current methods for determining and complying with our tax obligations, including the calculation of our tax provisions and accruals, in which case we may be subject to additional tax liabilities, possibly including interest and penalties. Furthermore, taxing authorities have become more aggressive in their interpretation and enforcement of such laws, rules and regulations over time, as governments are increasingly focused on ways to increase revenues. This focus has contributed to an increase in audit activity and stricter enforcement by taxing authorities. As such, additional taxes or other assessments may be in excess of our current tax reserves or may require us to modify our business practices to reduce our exposure to additional taxes going forward, any of which may have a material adverse effect on our business, results of operations, financial condition, and prospects.
We may experience fluctuations in our tax obligations and effective tax rate.
We are subject to taxation in the United States and in numerous other jurisdictions. We record tax expense based on current tax payments and our estimates of future tax payments, which may include reserves for estimates of probable settlements of tax audits. At any one time, multiple tax years could be subject to audit by various taxing jurisdictions. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be adversely impacted by changes in tax laws, changes in the mix of revenue among different jurisdictions, changes to accounting rules, and changes to our ownership or capital structure. Fluctuations in our tax obligations and effective tax rate could adversely affect our business.
Amendments to existing tax laws, rules, or regulations or enactment of new unfavorable tax laws, rules, or regulations could have an adverse effect on our business and results of operations.
Many of the underlying laws, rules, and regulations imposing taxes and other obligations were established before the growth of the Internet and ecommerce. U.S. federal, state, and local taxing authorities are currently reviewing the appropriate treatment of companies engaged in Internet commerce and considering changes to existing tax or other laws that could levy sales, income, consumption, use, or other taxes relating to our activities, and/or impose obligations on us to collect such taxes. If such tax or other laws, rules, or regulations are amended, or if new unfavorable laws, rules or regulations are enacted, the results could increase our tax payments or other obligations, prospectively or retrospectively, subject us to interest and penalties, decrease the demand for our services if we pass on such costs to our sellers or buyers, result in increased costs to update or expand our technical or administrative infrastructure, or effectively limit the scope of our business activities if we decided not to conduct business in particular jurisdictions. As a result, these changes may have a material adverse effect on our business, results of operations, financial condition, and prospects.

The Tax Cuts and Jobs Act of 2017 made a number of significant changes to the current U.S. federal income tax rules, including the reduction of the generally applicable corporate tax rate from 35% to 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and the elimination of net operating loss carrybacks generated in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits. Additionally, the Coronavirus Aid, Relief, and Economic Security Act, which, among other things, suspends the 80% limitation on the deduction for net operating losses in taxable years beginning before January 1, 2021, permits a five-year carryback of net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally caps the limitation on the deduction for net interest expense at 50% of adjusted taxable income for taxable years beginning in 2019 and 2020. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred substantial net operating losses (“NOLs”), during our history. Unused NOLs may carry forward to offset future taxable income if we achieve profitability in the future, unless such NOLs expire under applicable tax laws. However, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs and other pre-change tax attributes to offset its post-change taxable income or other taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the company. We completed a formal study through December 31, 2019 to determine if any ownership changes within the meaning of Sections 382 and 383 of the Code have occurred. As a result of the study, we determined that although we experienced an ownership change on July 28, 2015, the limitation from the ownership change will not result in any of the NOLs or tax credits expiring unutilized. In addition, the Company has started a formal study subsequent to its IPO transaction, which has not been completed as of June 30, 2021. Although we believe that we could experience an ownership change as a result of the IPO, based on the annual limitation amounts, we do not expect any NOLs or tax credits to expire unutilized as a result of such a change. However, in the event that we experience an ownership change within the meaning of Sections 382 and 383 of the Code as a result of any future transactions in our stock, then we may be limited in our ability to use our NOL carryforwards to offset our future taxable income, if any.
Our reported results of operations may be adversely affected by changes in generally accepted accounting principles.
Generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the announcement of a change. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our reported results of operations.
Risks Related to Our Common Stock
An active trading market for our common stock may not develop or be sustained and the price of our common stock could be volatile. Declines in the price of our common stock could subject us to litigation.
Prior to our initial public offering, there was no public market for our common stock. An active market in our common stock may not develop or, if it does develop, it may not be sustainable or liquid enough for investors to sell their shares.
The market prices of the securities of other newly public companies have historically been highly volatile and markets in general have been highly volatile in light of the COVID-19 pandemic. Our stock price may be volatile and may decline, resulting in a loss of some or all of your investment. For example, our common stock has traded both above and below our initial public offering price. The trading price and volume of our common stock could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•variations in our results of operations and other financial and operational metrics, including the key financial and operating metrics, as well as how those results and metrics compare to analyst and investor expectations;
•speculation about our results of operations;
•the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;

•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates or ratings by any securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;
•announcements of new services or offerings, strategic alliances, or significant agreements or other developments by us or our competitors;
•announcements by us or our competitors of mergers or acquisitions or rumors of such transactions involving us or our competitors;
•changes in our board of directors, management, or other key personnel;
•disruptions in our online marketplace due to hardware, software or network problems, security breaches, or other issues;
•the strength of the global economy or the economy in the jurisdictions in which we operate, and market conditions in our industry and those affecting our sellers and buyers;
•trading activity by our principal stockholders, including upon the expiration of contractual lock-up agreements, and other market participants;
•price and volume fluctuations in the overall stock market;
•the performance of the equity markets in general and in our industry;
•the operating performance of other similar companies;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•new laws or regulations or new interpretations of existing laws, or regulations applicable to our business;
•litigation or other claims against us;
•the number of shares of our common stock that are available for public trading;
•other events or factors, including those resulting from global health crises such as the COVID-19 pandemic, war, incidents of terrorism, or responses to these events; and
•any other factors discussed in this Quarterly Report on Form 10-Q or in the prospectus relating to our initial public offering.
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the price of our common stock could decline for reasons unrelated to our business, results of operations, or financial condition. The price of our common stock might also decline in reaction to events that affect other companies, even if those events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are the subject of such litigation, it could result in substantial costs and could divert our management’s attention and resources, which could adversely affect our business.
Moreover, because of these fluctuations, comparing our results of operations on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our net revenue or results of operations fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated net revenue or earnings forecasts that we may provide.
Sales of a substantial number of shares of our common stock in the public market, such as when our lock-up restrictions are released, or the perception that sales might occur, could cause the price of our common stock to decline.
The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that such sales could occur. All of the shares of common stock sold in our initial public offering are freely transferable without restriction or additional registration under the Securities Act of 1933, as amended (the “Securities Act”).
All of our executive officers, directors, and director nominees and the holders of substantially all of our equity are subject to lock-up agreements that restrict the equityholders’ ability to transfer shares of our common stock, subject to certain exceptions, during the period ending 180 days following the date of the prospectus relating to our initial public offering (the

“Restricted Period”), provided, that the Restricted Period shall terminate upon the opening of trading on the third trading day immediately following our public release of earnings for the second quarter following the most recent period for which financial statements are included in such prospectus. Notwithstanding the foregoing, and subject to Rule 144 and our insider trading policy, if (1) the last reported closing price of our common stock on Nasdaq is at least 33% greater than the initial public offering price per share for any 10 trading days out of the 15 consecutive full trading day period ending 90 days following the date of the prospectus relating to our initial public offering and (2) we have issued at least one earnings release or filed one quarterly report on Form 10-Q (the “Early Release Conditions”), then 25% of the shares of common stock (including any vested equity awards) held by equityholders (or 10%, solely in the case of our Chief Executive Officer, David S. Rosenblatt) that are subject to the Restricted Period will be automatically released from such restrictions upon the opening of trading on the third trading day following the end of such 90-day period. In addition, at any time with or without public notice, the managing underwriters in our initial public offering, BofA Securities, Inc. and Barclays Capital Inc., may in their discretion release shares subject to such lock-up agreements prior to the expiration of this lock-up period. As these resale restrictions end, the market price of our common stock could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.
In addition, we have registered all of the shares underlying outstanding options and any shares underlying other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance to the extent permitted by any applicable vesting requirements and the lock-up agreements described above. Sales of stock by these equityholders or the perception that such sales could occur could adversely affect the trading price of our common stock.
Holders of 21,371,831 shares of our common stock as of June 30, 2021 have registration rights. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act, which are subject to the limitations of Rule 144. Sales of securities by any of these stockholders or the perception that such sales could occur could adversely affect the trading price of our common stock.
Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution to our stockholders and could cause the price of our common stock to decline.
We may issue additional common stock, convertible securities or other equity in the future. We also expect to issue common stock to our employees, directors and other service providers pursuant to our equity incentive plans. Additionally, as part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances could be dilutive to investors and could cause the price of our common stock to decline. New investors in such issuances could also receive rights senior to those of holders of our common stock.
Our actual results of operations may not meet our guidance and investor expectations, which would likely cause our stock price to decline.
From time to time, we may release guidance in our earnings releases, earnings conference calls, or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance, which will include forward-looking statements, will be based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. The principal reason that we expect to release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. With or without our guidance, analysts, and other investors may publish expectations regarding our business, financial condition, and results of operations. We do not accept any responsibility for any projections or reports published by any such third parties. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. If our actual performance does not meet or exceed our guidance or investor expectations, the trading price of our common stock is likely to decline.
If securities analysts or industry analysts do not publish reports about our business, downgrade our common stock, or publish negative research or reports, our stock price and trading volume could decline.
The market price and trading market for our common stock will continue to be influenced by the research and reports that industry or securities analysts publish about us, our business and our market. If one or more analysts adversely change their recommendation regarding our stock or change their recommendation about our competitors’ stock, our stock price could decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline or become volatile.

We do not intend to pay dividends on our common stock, so any returns on your investment will be limited to changes in the value of our common stock.
We have never declared or paid any dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any dividends for the foreseeable future. In addition, if we were to enter into loan or similar agreements in the future, these agreements may contain restrictions on our ability to pay dividends or make distributions. Any return to stockholders will therefore be limited to the increase, if any, in our stock price, which may never occur.
Our directors, executive officers and principal stockholders beneficially own a substantial percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
Our directors, executive officers, greater than 5% stockholders and their respective affiliates beneficially own a significant percentage of our outstanding common stock. Therefore, these stockholders will continue to have the ability to influence us through their ownership position. If these stockholders act together, they may be able to determine all matters requiring majority stockholder approval. For example, these stockholders will be able to control elections of directors, amendments of our charter documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our common stock.
Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the Chairperson of our board of directors (“Chairperson”), or our Chief Executive Officer;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed only for cause;
•provide that vacancies on our board of directors may be filled by a majority of directors then in office, even if less than a quorum; and
•require the approval of our board of directors or the holders of at least 66 2/3% of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any interested stockholder for a period of three years following the date on which such stockholder became an interested stockholder. Any delay or prevention of a change of control transaction or changes in our management could cause our stock price to decline or could prevent or deter a transaction that a shareholder might support.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce cash resources.
Our directors and executive officers may be subject to litigation for a variety of claims or disputes. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors, except liability for:
•any transaction from which the director derives an improper personal benefit;
•any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•any unlawful payment of dividends or redemption of shares; or
•any breach of a director’s duty of loyalty to the corporation or its stockholders.
Such limitation of liability does not apply to liabilities arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission. Our amended and restated bylaws provide that we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law and may indemnify our other employees and agents. Our amended and restated bylaws also provide that, on satisfaction of certain conditions, we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee, or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We have entered into, and intend to enter into, agreements to indemnify our directors and executive officers. With certain exceptions, these agreements provide for indemnification for related expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by any of these individuals in connection with any action, proceeding, or investigation. Such provisions in our amended and restated bylaws and our indemnification agreements may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. Such provisions may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders.
While we maintain directors’ and officers’ liability insurance, such insurance may not be adequate to cover all liabilities that we may incur, which may reduce our available funds to satisfy third-party claims and could harm our business, results of operations, and financial condition. Further, a stockholder’s investment may be harmed to the extent that we pay the costs of settlement and damage awards against our directors and executive officers as required by these indemnification provisions.
Our amended and restated certificate of incorporation and amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and provides that federal district courts will be the sole and exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain what they believe to be a favorable judicial forum for disputes with us or our directors, officers, or other employees.
Our amended and restated certificate of incorporation and our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware (or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware) shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or (d) any action asserting a claim against us governed by the internal affairs doctrine (collectively, the “Delaware Forum Provision”). Our amended and restated certificate of incorporation and our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”).
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the enforceability of this provision is uncertain, and a court may determine that such provision will not apply to suits brought to enforce any duty or liability created by the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction. Further, compliance with the federal securities laws and the rules and regulations thereunder cannot be waived by investors in our common stock.
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Accordingly, the Delaware Forum Provision does not designate the Court of Chancery as the exclusive forum for any derivative action arising under the Exchange Act, as there is exclusive federal jurisdiction in such instances.
Any person or entity purchasing or otherwise acquiring any interest in our capital stock shall be deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision of our bylaws described above. These choice of forum provisions may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, or other employees. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, and results of operations and result in a diversion of the time and resources of our management and board of directors.
In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Equity Securities
The following sets forth information regarding all unregistered securities sold by the Registrant during the period covered by this report:
a.From January 1, 2021 to June 30, 2021, we granted stock options to purchase an aggregate of 1,416,232 shares of common stock at exercise prices ranging from $9.45 to $10.68 per share under the 2011 Plan.
b.From January 1, 2021 to June 30, 2021, we issued an aggregate of 486,229 shares of common stock upon the exercise of options under the 2011 Plan at exercise prices ranging from $3.18 to $9.45 per share, for an aggregate purchase price of $1.9 million.
c.From January 1, 2021 to June 30, 2021, we issued 35,665 shares of common stock pursuant to 44,222 common stock warrants at an exercise price of $3.87 per share, which were exercised on a net basis.
The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701.
(b) Use of Proceeds
On June 14, 2021, we completed our IPO, selling 6,612,500 shares of our common stock at a price of $20.00 per share (including shares subject to the underwriters’ over-allotment option) for net proceeds of $123.0 million after deducting underwriters’ discounts and commissions, before deducting offering costs. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-256188), which was declared effective by the SEC on June 9, 2021.
There has been no material change in the planned use of the IPO proceeds as described in our final prospectus dated June 9, 2021 and filed with the SEC on June 10, 2021, pursuant to Rule 424(b) of the Securities Act. As of the date of this Quarterly Report on Form 10-Q, we cannot predict with certainty all of the particular uses for the net proceeds, or the amounts that we will actually spend on the uses set forth in the prospectus.

Item 6. Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of 1stdibs.com, Inc. (incorporated by reference from Exhibit 3.1 filed with the registrant’s Current Report on Form 8-K filed June 14, 2021).
3.2	Amended and Restated Bylaws of 1stdibs.com, Inc. (incorporated by reference from Exhibit 3.2 filed with the registrant’s Current Report on Form 8-K filed June 14, 2021).
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 filed with the registrant's registration statement on Form S-1 (File No. 333-256188).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
_______________

*	Filed herewith.
#
In accordance with Item 601(b)(32)(ii) of Regulation S K and SEC Release No. 34 47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10 Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the Company specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1STDIBS.COM, INC.

/s/ Tu Nguyen
Date: August 12, 2021	Tu Nguyen Chief Financial Officer (Principal Financial Officer)