Form 10-Q
period 2021-09-30
1stdibs.com, Inc.
filed 2021-11-12
CIK 1600641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of October 29, 2021, the registrant had 37,875,800 shares of common stock, $0.01 par value per share outstanding.

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
•Our historical growth, which may not be indicative of our future growth;
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
1STDIBS.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$167,094	$54,862
Accounts receivable, net of allowance for doubtful accounts of $40 and $51 at September 30, 2021 and December 31, 2020, respectively	858	887
Prepaid expenses	5,162	1,603
Receivables from payment processors	4,008	3,052
Other current assets	1,400	3,665
Total current assets	178,522	64,069
Property and equipment, net	4,585	5,136
Goodwill	7,199	7,212
Intangible assets, net	1,212	1,352
Other assets	3,540	3,573
Total assets	$195,058	$81,342
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,713	$4,548
Payables due to sellers	9,108	4,493
Accrued expenses	11,277	9,452
Other current liabilities	3,701	4,918
Total current liabilities	27,799	23,411
Other liabilities	3,247	3,352
Total liabilities	31,046	26,763
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock (Series A, B, C, C-1, and D), $0.01 par value; zero and 57,771,864 shares authorized; zero and 19,243,795 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of zero and $301,300 as of September 30, 2021 and December 31, 2020, respectively	—	298,525
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 10,000,000 and zero shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 400,000,000 and 105,767,092 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 37,873,700 and 11,376,048 shares issued as of September 30, 2021 and December 31, 2020, respectively; and 37,865,143 and 11,376,048 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	379	114
Additional paid-in capital	424,260	—
Accumulated deficit	(260,395)	(243,858)
Accumulated other comprehensive loss	(232)	(202)
Total stockholders’ equity (deficit)	164,012	(243,946)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$195,058	$81,342
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$25,576	$20,970	$75,801	$57,989
Cost of revenue	7,515	6,318	21,861	19,263
Gross profit	18,061	14,652	53,940	38,726
Operating expenses:
Sales and marketing	12,863	8,544	35,652	26,037
Technology development	4,775	4,064	13,261	12,384
General and administrative	6,079	2,923	15,229	9,109
Provision for transaction losses	1,270	916	3,786	2,656
Total operating expenses	24,987	16,447	67,928	50,186
Loss from operations	(6,926)	(1,795)	(13,988)	(11,460)
Other income (expense), net:
Interest income	57	23	92	178
Interest expense	(3)	—	(12)	(10)
Other, net	285	402	1,032	357
Total other income (expense), net	339	425	1,112	525
Net loss before income taxes	(6,587)	(1,370)	(12,876)	(10,935)
Provision for income taxes	—	(2)	—	(3)
Net loss	(6,587)	(1,372)	(12,876)	(10,938)
Accretion of redeemable convertible preferred stock to redemption value	—	(3,827)	(7,061)	(11,232)
Net loss attributable to common stockholders	$(6,587)	$(5,199)	$(19,937)	$(22,170)
Net loss per share attributable to common stockholders—basic and diluted	$(0.17)	$(0.47)	$(0.90)	$(2.01)
Weighted average common shares outstanding—basic and diluted	37,832,796	11,042,883	22,066,629	11,017,101
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(6,587)	$(1,372)	$(12,876)	$(10,938)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax of $0 for each of the three and nine months ended September 30, 2021 and 2020	(46)	59	(30)	(64)
Comprehensive loss	$(6,633)	$(1,313)	$(12,906)	$(11,002)
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of June 30, 2021	37,803,179	$378	$423,202	$(253,808)	$(186)	$169,586
Issuance of common stock for exercise of stock options	61,964	1	269	—	—	270
Stock-based compensation	—	—	789	—	—	789
Foreign currency translation adjustment	—	—	—	—	(46)	(46)
Net loss	—	—	—	(6,587)	—	(6,587)
Balances as of September 30, 2021	37,865,143	$379	$424,260	$(260,395)	$(232)	$164,012

	Nine Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	19,243,795	$298,525	11,376,048	$114	$—	$(243,858)	$(202)	$(243,946)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(19,243,795)	(305,586)	19,243,795	192	305,394	—	—	305,586
Issuance of common stock in connection with initial public offering, net of issuance costs of $14,762	—	—	6,612,500	66	117,422	—	—	117,488
Accretion of redeemable convertible preferred stock to redemption value	—	7,061	—	—	(3,400)	(3,661)	—	(7,061)
Issuance of common stock for acquisition of Design Manager	—	—	45,152	1	766	—	—	767
Issuance of common stock for exercise of stock options	—	—	551,983	6	2,223	—	—	2,229
Issuance of common stock for cashless exercise of warrants	—	—	35,665	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,855	—	—	1,855
Foreign currency translation adjustment	—	—	—	—	—	—	(30)	(30)
Net loss	—	—	—	—	—	(12,876)	—	(12,876)
Balances as of September 30, 2021	—	$—	37,865,143	$379	$424,260	$(260,395)	$(232)	$164,012

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of June 30, 2020	19,243,795	$290,835	11,042,225	$110	$—	$(234,958)	$(368)	$(235,216)
Accretion of redeemable convertible preferred stock to redemption value	—	3,827	—	—	(221)	(3,606)	—	(3,827)
Issuance of common stock for exercise of stock options	—	—	1,281	1	4	—	—	5
Stock-based compensation	—	—	—	—	217	—	—	217
Foreign currency translation adjustment	—	—	—	—	—	—	59	59
Net loss	—	—	—	—	—	(1,372)	—	(1,372)
Balances as of September 30, 2020	19,243,795	$294,662	11,043,506	$111	$—	$(239,936)	$(309)	$(240,134)

	Nine Months Ended September 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	19,243,795	$283,430	10,864,622	$109	$—	$(219,086)	$(245)	$(219,222)
Accretion of redeemable convertible preferred stock to redemption value	—	11,232	—	—	(1,320)	(9,912)	—	(11,232)
Issuance of common stock for exercise of stock options	—	—	178,884	2	688	—	—	690
Stock-based compensation	—	—	—	—	632	—	—	632
Foreign currency translation adjustment	—	—	—	—	—	—	(64)	(64)
Net loss	—	—	—	—	—	(10,938)	—	(10,938)
Balances as of September 30, 2020	19,243,795	$294,662	11,043,506	$111	$—	$(239,936)	$(309)	$(240,134)
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(12,876)	$(10,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,399	5,082
Stock-based compensation expense	1,831	632
Change in fair value of deferred acquisition consideration	427	—
Provision for transaction losses and eCommerce returns	320	386
Amortization of costs to obtain revenue contracts	350	365
Deferred rent	(146)	(2,789)
Other, net	75	41
Changes in operating assets and liabilities:
Accounts receivable	(59)	(249)
Prepaid and other current assets	(2,822)	1,715
Receivables from payment processors	(957)	(230)
Other assets	(113)	(129)
Accounts payable and accrued expenses	1,633	(253)
Payables due to sellers	4,615	1,451
Other current liabilities and other liabilities	(195)	(688)
Net cash used in operating activities	(5,518)	(5,604)
Cash flows from investing activities:
Development of internal-use software	(1,605)	(1,430)
Purchases of property and equipment	(93)	(31)
Other, net	(13)	—
Net cash used in investing activities	(1,711)	(1,461)
Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	122,993	—
Proceeds from exercise of stock options	2,229	690
Payment of deferred acquisition consideration	(640)	—
Payment of deferred offering costs	(5,032)	—
Net cash provided by financing activities	119,550	690
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(89)	(99)
Net increase (decrease) in cash, cash equivalents, and restricted cash	112,232	(6,474)
Cash, cash equivalents, and restricted cash at beginning of the period	58,195	58,804
Cash, cash equivalents, and restricted cash at end of the period	$170,427	$52,330
Supplemental disclosure of cash flow information:
Cash paid for interest	$12	$10
Supplemental disclosure of non-cash activities:
Accretion of redeemable convertible preferred stock to redemption value	$7,061	$11,232
Conversion of redeemable convertible preferred stock in connection with initial public offering	305,586	—
Change in deferred offering costs included in accounts payable and accrued expenses	(872)	—
Issuance of common stock for Design Manager acquisition	767	—
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
Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, 1stdibs.com, Ltd. and 1stdibs Design Manager, Inc. (“Design Manager”). All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 10, 2021 (the "Prospectus").
The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the interim periods. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2021.
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, provision for transaction losses, accounting for business combinations, determination of useful lives of property and equipment, valuation and useful lives of intangible assets, impairment assessment of goodwill, capitalization of internal-use software and determination of useful lives, valuation of common stock, stock option valuations, income taxes, and the recognition and disclosure of contingent liabilities. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.
Cash, Cash Equivalents, and Restricted Cash
The following represents the Company’s cash, cash equivalents, and restricted cash as of the periods presented:

(in thousands)	September 30, 2021	September 30, 2020
Cash and cash equivalents	$167,094	$48,995
Restricted cash	3,333	3,335
Total cash, cash equivalents, and restricted cash	$170,427	$52,330
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company’s restricted cash relates to a Letter of Credit for its office lease in New York, New York and is included in other assets in the Company’s condensed consolidated balance sheets. The carrying value of the restricted cash approximates fair value.
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The update is associated with customer accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for fiscal years and interim periods beginning after December 15, 2019 for public companies, and for fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021, for all other entities. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the condensed consolidated statements of operations. An entity may adopt the guidance either (1) retrospectively to each prior reporting period presented in the financial statements with a cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented or (2) retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The guidance is effective for fiscal years and interim periods beginning after December 15, 2018 for public companies, and for fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, for all other entities.
The Company plans to adopt this standard on January 1, 2022, utilizing the modified retrospective approach, which includes a number of optional practical expedients which it may elect to apply. The Company has an implementation plan in place guiding its transition, and it expects the adoption will result in the recognition of material right-of-use assets and lease

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
liabilities in the condensed consolidated balance sheets for its operating leases. The Company is continuing to evaluate the standard for other potential impacts to its condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which simplifies the accounting for income taxes, eliminates certain exceptions with ASC 740, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. This guidance is effective for fiscal years and interim periods beginning after December 15, 2020 for public companies and for fiscal years beginning after December 15, 2021 for nonpublic companies, with early adoption permitted. The Company plans to adopt this standard on January 1, 2022 and does not currently expect the adoption to have a material impact on the Company's condensed consolidated financial statements.
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
The Company recorded the shares to be issued on the second anniversary of closing at fair value of $0.2 million at the time of the acquisition. The shares to be issued were subsequently remeasured to fair value at each reporting date with changes in fair value recognized as a general and administrative expense in the Company’s condensed consolidated statements of operations. Changes in the fair value of the deferred acquisition consideration were none and $0.4 million during the three and nine months ended September 30, 2021. The 45,152 shares of common stock were issued in May 2021, upon the second anniversary after the closing date, with a final fair value of $0.8 million. Additionally, a cash payment of $0.6 million was made in May 2021. As of September 30, 2021, no deferred acquisition consideration remained on the Company’s condensed consolidated balance sheet. Changes in the fair value of the deferred acquisition consideration were immaterial during the three and nine months ended September 30, 2020.
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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The carrying values of cash and cash equivalents, accounts receivable, net, prepaid expenses, receivables from payment processors, accounts payable, payables due to sellers, accrued expenses, and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. As of December 31, 2020, the Company’s deferred acquisition consideration in connection with its Design Manager acquisition (see Note 2) was carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. The fair value of the deferred acquisition consideration was determined by considering as an input the fair value per share of the Company’s common stock which was determined through a third-party valuation. As of September 30, 2021, the shares of common stock were issued and no deferred acquisition consideration remained on the Company’s condensed consolidated balance sheet.
There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2021, and 2020.
4. Revenue Recognition
The following table summarizes the Company’s net revenue by type of service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Seller marketplace services	$24,605	$20,205	$73,146	$55,920
Other services	971	765	2,655	2,069
Total net revenue	$25,576	$20,970	$75,801	$57,989
The Company generates revenue from seller marketplace services and other services. Seller marketplace services primarily consist of subscription, listing, and marketplace transaction fees. Other services primarily consist of advertising revenues generated from displaying ads on the Company’s online marketplace and offering subscriptions to access software typically used by interior designers.
Contract Balances from Contracts with Customers
The following table provides a rollforward of the deferred revenue amounts as follows (in thousands):

Balance as of December 31, 2020	$616
Billings	1,923
Revenue recognized	(1,630)
Balance as of September 30, 2021	$909
The amount of revenue recognized during the nine months ended September 30, 2021 that was included in the deferred revenue balance at January 1, 2021 was $0.5 million.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Other Current Assets
As of September 30, 2021 and December 31, 2020, other current assets consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Costs to obtain revenue contracts	$264	$363
Deferred offering costs	—	1,320
Other current assets	1,136	1,982
Total other current assets	$1,400	$3,665
6. Property and Equipment, net
As of September 30, 2021 and December 31, 2020, property and equipment, net consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Internal-use software	$15,757	$14,625
Leasehold improvements	3,591	3,591
Furniture and fixtures	1,107	1,107
Computer equipment and software	848	753
Construction in progress	1,130	761
Total property and equipment, gross	22,433	20,837
Less: Accumulated depreciation and amortization	(17,848)	(15,701)
Total property and equipment, net	$4,585	$5,136
Depreciation expense related to the Company’s property and equipment totaled $0.7 million and $2.2 million for the three and nine months ended September 30, 2021, respectively and $1.1 million and $4.9 million for the three and nine months ended September 30, 2020, respectively.
7. Accrued Expenses
As of September 30, 2021 and December 31, 2020, accrued expenses consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Shipping	$3,997	$2,901
Payroll	2,580	2,297
Sales & use tax payable	1,541	1,787
Allowance for transaction losses	1,091	844
Payment processor fees	968	883
Allowance for eCommerce returns	391	406
Other	709	334
Total accrued expenses	$11,277	$9,452
8. Other Current Liabilities
As of September 30, 2021 and December 31, 2020, other current liabilities consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Deferred rent	$194	$194
Sales and use tax contingencies	2,217	2,087
Buyer deposits	529	1,149
Deferred acquisition consideration	—	980
Deferred revenue	761	508
Total other current liabilities	$3,701	$4,918

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
10. Equity
As of September 30, 2021 and December 31, 2020, the Company had reserved shares of common stock for issuance in connection with the following:

	September 30, 2021	December 31, 2020
Conversion of outstanding shares of redeemable convertible preferred stock	—	19,243,795
Options to purchase common stock	4,051,401	3,170,321
Common stock warrants to purchase common stock	—	44,222
Shares to be issued to former Design Manager stockholders on second anniversary of closing	—	45,152
Shares available for future grant under the 2011 Plan	—	204,022
Shares available for future grant under the 2021 Plan	5,437,914	—
Shares available for future grant under the ESPP	800,000	—
Total	10,289,315	22,707,512
Preferred Stock
Effective June 14, 2021, in connection with the closing of the Company’s IPO, the Company’s Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share, in one or more series. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. As of September 30, 2021 and December 31, 2020, no shares of preferred stock were issued or outstanding.
Common Stock
As of September 30, 2021 and December 31, 2020, the Company had authorized 400,000,000 and 105,767,092 shares, respectively, of voting common stock, $0.01 par value per share. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
dividends, if any, as may be declared from time to time by the Board of Directors out of legally available funds. If there is a liquidation, dissolution, or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock. The rights, preferences, and privileges of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.
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
As of September 30, 2021, 5,437,914 shares were available for future grants of the Company’s common stock.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black Scholes option-pricing model to determine the grant-date fair value to the Company’s employees:

	Nine Months Ended September 30,
	2021	2020
Expected term in years	6.0	5.9
Expected stock price volatility	67.6%	48.0%
Risk-free interest rate	1.1%	0.5%
Expected dividend yield	—	—
No stock options were granted during the three months ended September 30, 2021 and 2020.
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	3,170,321	$4.11	6.2	$10,847
Granted	1,504,567	10.18
Exercised	551,983	4.04
Cancelled	71,504	7.16
Outstanding as of September 30, 2021	4,051,401	$6.32	7.0	$25,304
Options exercisable as of September 30, 2021	2,083,873	$4.22	5.1	$17,054
Options vested and expected to vest as of September 30, 2021	4,051,401	$6.32	7.0	$25,304
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.
The aggregate intrinsic value of stock options exercised was $0.7 million and $3.6 million during the three and nine months ended September 30, 2021, respectively, and less than $0.1 million and $0.1 million during the three and nine months ended September 30, 2020, respectively. The weighted-average grant-date fair value per share of stock options granted was $6.17 and $2.05 during the nine months ended September 30, 2021 and 2020, respectively. No stock options were granted during the three months ended September 30, 2021 and 2020.
The total fair value of stock options vested was $0.4 million and $1.1 million during the three and nine months ended September 30, 2021, respectively, and $0.3 million and $0.8 million during the three and nine months ended September 30, 2020, respectively.
The stock options granted during the nine months ended September 30, 2021 included 615,997 stock options granted to executive officers that include a performance condition related to a sale event or initial public offering occurring before December 31, 2021 in addition to the standard service condition. These options will vest over four years, with approximately 21% vesting on January 1, 2022, and the balance vesting ratably over the remaining 38 months. During the three and nine months ended September 30, 2021, $0.2 million and $0.5 million of stock-based compensation expense was recognized for options having a performance condition, respectively.
Employee Stock Purchase Plan
In May 2021, the Company's board of directors adopted, and its stockholders approved, the Company's 2021 Employee Stock Purchase Plan (the "ESPP"). A total of 800,000 shares of the Company's authorized but unissued or reacquired shares of its common stock (as adjusted for stock splits, stock dividends, combinations, and the like) are available for issuance under the ESPP. The number of shares of the Company's common stock that will be available for issuance under the ESPP also includes an annual increase on the first day of each fiscal year, for a period of not more than 10 years, beginning on January 1, 2022,

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
equal to the least of: (i) 1% of the outstanding shares of the Company’s common stock on such date, (ii) 400,000 shares (as adjusted for stock splits, stock dividends, combinations, and the like) or (iii) a lesser amount determined by the Compensation Committee or the Company’s board of directors.
During regularly scheduled “offerings” under the ESPP, participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation, or such lower limit as may be determined by the Compensation Committee from time to time. Participants will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering. Participation in the ESPP will end automatically on termination of employment. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date, whichever is less. The fair market value of the Company’s common stock for this purpose will generally be the closing price on Nasdaq (or such other exchange as the Company’s common stock may be traded at the relevant time) for the date in question, or if such date is not a trading day, for the last trading day before the date in question. As of September 30, 2021, an initial offering period has not commenced, and for the three and nine months ended September 30, 2021, no shares of common stock were purchased under the ESPP.
Stock-Based Compensation
The following table summarizes the classification of the Company’s stock-based compensation in the condensed consolidated statements of operations:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$11	$6	$36	$16
Sales and marketing	142	78	378	230
Technology development	176	58	444	171
General and administrative	460	75	973	215
Total stock-based compensation	$789	$217	$1,831	$632
As of September 30, 2021, total unrecognized compensation expense related to unvested stock options was $8.9 million, which is expected to be recognized over a weighted-average period of 2.9 years.
12. Income Taxes
The income tax provision was immaterial for the three and nine months ended September 30, 2021 and 2020 due to the net loss before income taxes incurred for the year ended December 31, 2020 and expected to be incurred for the year ending December 31, 2021, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets. There were no material liabilities for interest and penalties accrued as of September 30, 2021.
13. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Numerator:
Net loss	$(6,587)	$(1,372)	$(12,876)	$(10,938)
Accretion of redeemable convertible preferred stock to redemption value	—	(3,827)	(7,061)	(11,232)
Net loss attributable to common stockholders	$(6,587)	$(5,199)	$(19,937)	$(22,170)
Denominator:
Weighted average common shares outstanding—basic and diluted	37,832,796	11,042,883	22,066,629	11,017,101
Net loss per share attributable to common stockholders—basic and diluted	$(0.17)	$(0.47)	$(0.90)	$(2.01)

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

	September 30,
	2021	2020
Options to purchase common stock	4,051,401	3,569,278
Common stock warrants to purchase common stock	—	44,222
Redeemable convertible preferred stock (as converted to common stock)	—	19,243,795
	4,051,401	22,857,295
14. Commitments and Contingencies
Lease Commitments
The Company’s lease commitments did not materially change during the three and nine months ended September 30, 2021.
Legal Proceedings
The Company is subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where the Company believes a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible. The Company does not believe that it is party to any pending legal proceedings that are likely to have a material effect on its business, financial condition, or results of operations for the three and nine months ended September 30, 2021.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications.

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
1stDibs began in 2000 with the vision of bringing the magic of the Paris flea market online by creating a listings site for top vintage and antique furniture sellers. Soon thereafter, we moved our headquarters to New York City and focused primarily on adding U.S.-based sellers to our site. The quality of our initial seller base enabled us to build a reputation in the design industry as a trusted source for unique luxury design products. In over two decades of operating history, we have strengthened our brand and deepened our seller relationships. We launched our e-commerce platform in 2013 and transitioned to a full e-commerce marketplace model in 2016. We provide our sellers, the vast majority of which are small businesses, access to a global community of buyers and a platform to facilitate e-commerce at scale. Our sellers use our platform to manage their inventory, build their digital marketing presence, and communicate and negotiate orders directly with buyers. We provide our buyers a trusted purchase experience with our user-friendly interface, dedicated specialist support, and 1stDibs Promise, our comprehensive buyer protection program. We operate an asset-light business model which allows us to scale in a capital efficient manner. While we facilitate shipping and fulfillment logistics, we do not take physical possession of the items sold on our online marketplace.
We have experienced substantial growth in recent periods. We grew our GMV to $330.3 million for the nine months ended September 30, 2021 from $236.6 million for the nine months ended September 30, 2020, a growth rate of 40%. We grew our net revenue to $75.8 million for the nine months ended September 30, 2021 from $58.0 million for the nine months ended September 30, 2020, a growth rate of 31%. In the nine months ended September 30, 2021, we generated a net loss of $12.9 million and Adjusted EBITDA of $(9.8) million, compared to a net loss of $10.9 million and Adjusted EBITDA of $(5.7) million for the nine months ended September 30, 2020. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.
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
As a result of the COVID-19 pandemic, we transitioned to an almost fully remote work environment. More recently, we have adopted plans for re-opening certain offices, on a voluntary basis until January 2022, and have implemented a flexible work model that we anticipate may have us continue to operate on a significantly remote and geographically dispersed basis for the foreseeable future.
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
Any actions we take to mitigate the effects of the COVID-19 pandemic and uncertainties related to the COVID-19 pandemic could harm our business, financial condition, and results of operations. While we have not yet seen a material adverse impact on our operating results as a result of the pandemic, we cannot predict the duration, magnitude, or full impact that COVID-19 may have on our financial condition, operations, and workforce. See “Risk Factors—The COVID-19 pandemic has impacted, and may continue to impact, our business, key metrics, and results of operations in volatile and unpredictable ways” for further discussion of the possible impact of the COVID-19 pandemic on our business.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
GMV	$109,211	$87,156	$330,276	$236,599
Number of Orders	37,355	32,257	117,658	88,793
Active Buyers	71,783	53,057	71,783	53,057
Adjusted EBITDA (unaudited)	$(5,372)	$(462)	$(9,758)	$(5,746)
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
Results of Operations
The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$25,576	$20,970	$75,801	$57,989
Cost of revenue	7,515	6,318	21,861	19,263
Gross profit	18,061	14,652	53,940	38,726
Operating expenses:
Sales and marketing	12,863	8,544	35,652	26,037
Technology development	4,775	4,064	13,261	12,384
General and administrative	6,079	2,923	15,229	9,109
Provision for transaction losses	1,270	916	3,786	2,656
Total operating expenses	24,987	16,447	67,928	50,186
Loss from operations	(6,926)	(1,795)	(13,988)	(11,460)
Other income (expense), net:
Interest income	57	23	92	178
Interest expense	(3)	—	(12)	(10)
Other, net	285	402	1,032	357
Total other income (expense), net	339	425	1,112	525
Net loss before income taxes	(6,587)	(1,370)	(12,876)	(10,935)
Provision for income taxes	—	(2)	—	(3)
Net loss	$(6,587)	$(1,372)	$(12,876)	$(10,938)

The following table summarizes our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	100%	100%	100%	100%
Cost of revenue	29	30	29	33
Gross profit	71	70	71	67
Operating expenses:
Sales and marketing	50	41	47	45
Technology development	19	19	17	21
General and administrative	24	14	20	16
Provision for transaction losses	5	5	5	5
Total operating expenses	98	79	89	87
Loss from operations	(27)	(9)	(18)	(20)
Other income (expense), net:
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other, net	1	2	1	1
Total other income (expense), net	1	2	1	1
Net loss before income taxes	(26)	(7)	(17)	(19)
Income tax benefit (provision)	—	—	—	—
Net loss	(26)%	(7)%	(17)%	(19)%
Comparison of the Three Months Ended September 30, 2021 and 2020
Net Revenue

	Three Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Net revenue	$25,576	$20,970	$4,606	22%
Net revenue was $25.6 million for the three months ended September 30, 2021, as compared to $21.0 million for the three months ended September 30, 2020. The increase of $4.6 million, or 22%, was primarily driven by an increase in seller marketplace services revenue of $4.4 million. The increase in seller marketplace services revenue was primarily due to the $3.9 million increase in marketplace transaction fees as a result of the growth in our GMV. The growth in GMV is mainly due to an increase in order volume driven by growth in Active Buyers.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 70% and 67% of our net revenue for the three months ended September 30, 2021 and 2020, respectively. Subscription fees accounted for 23% and 26% of our net revenue for the three months ended September 30, 2021 and 2020, respectively.
Cost of Revenue

	Three Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Cost of revenue	$7,515	$6,318	$1,197	19%
Cost of revenue was $7.5 million for the three months ended September 30, 2021, as compared to $6.3 million for the three months ended September 30, 2020. The increase of $1.2 million, or 19%, was primarily driven by an increase in payment processing fees of $0.7 million consistent with our GMV growth.
Gross Profit and Gross Margin
Gross profit was $18.1 million and gross margin was 70.6% for the three months ended September 30, 2021, as compared to gross profit of $14.7 million and gross margin of 69.9% for the three months ended September 30, 2020. The increases in gross profit and gross margin for the three months ended September 30, 2021 were primarily driven by the increase in seller marketplace services revenue and decreases in amortization expense for capitalized internal-use software as a percentage of net revenue due to improved leverage of our technology platform as GMV grows.

Operating Expenses
Sales and Marketing

	Three Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Sales and marketing	$12,863	$8,544	$4,319	51%
Sales and marketing expense was $12.9 million for the three months ended September 30, 2021, as compared to $8.5 million for the three months ended September 30, 2020. The increase of $4.3 million, or 51%, was primarily driven by an increase in promotional discounts and incentives of $1.6 million, partially due to the increase in GMV as well as the increased use of promotional campaigns to grow buyers, and an increase in performance-based marketing of $1.5 million in an effort to continue to drive our growth. Salaries and benefits also increased $0.6 million due to higher headcount to support the growth in GMV.
Technology Development

	Three Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Technology development	$4,775	$4,064	$711	17%
Technology development expense was $4.8 million for the three months ended September 30, 2021, as compared to $4.1 million for the three months ended September 30, 2020. The increase of $0.7 million, or 17%, was primarily driven by increases of $0.4 million in salaries and benefits due to higher headcount to support technology development.
General and Administrative

	Three Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
General and administrative	$6,079	$2,923	$3,156	108%
General and administrative expense was $6.1 million for the three months ended September 30, 2021, as compared to $2.9 million for the three months ended September 30, 2020. The increase of $3.2 million, or 108%, was primarily driven by a $1.2 million increase in liability insurance, a $0.6 million increase in salaries and benefits due to higher headcount, a $0.4 million increase in stock-based compensation expense due to additional awards granted in March 2021 and the higher valuation of our common stock, and a $0.4 million increase in legal, audit, and accounting professional services. These expense increases were primarily related to our operations as a public company.
Provision for Transaction Losses

	Three Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Provision for transaction losses	$1,270	$916	$354	39%
Provision for transaction losses was $1.3 million for the three months ended September 30, 2021, as compared to $0.9 million for the three months ended September 30, 2020. The increase of $0.4 million, or 39%, was primarily driven by the growth in our GMV, as well as increased chargeback losses due to a greater number of chargeback claims.
Other Income (Expense), Net

	Three Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Total other income (expense), net	$339	$425	$(86)	(20)%
Other income (expense), net was $0.3 million for the three months ended September 30, 2021, as compared to $0.4 million for the three months ended September 30, 2020. The amounts are generally consistent and are primarily driven by fluctuations in foreign exchange rates.

Comparison of the Nine Months Ended September 30, 2021 and 2020
Net Revenue

	Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Net revenue	$75,801	$57,989	$17,812	31%
Net revenue was $75.8 million for the nine months ended September 30, 2021, as compared to $58.0 million for the nine months ended September 30, 2020. The increase of $17.8 million, or 31%, was primarily driven by an increase in seller marketplace services revenue of $17.2 million. The increase in seller marketplace services revenue was primarily due to the $15.7 million increase in marketplace transaction fees as a result of the growth in our GMV. The growth in GMV is mainly due to an increase in order volume driven by growth in Active Buyers.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 71% and 65% of our net revenue for the nine months ended September 30, 2021 and 2020, respectively. Subscription fees accounted for 23% and 28% of our net revenue for the nine months ended September 30, 2021 and 2020, respectively.
Cost of Revenue

	Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Cost of revenue	$21,861	$19,263	$2,598	13%
Cost of revenue was $21.9 million for the nine months ended September 30, 2021, as compared to $19.3 million for the nine months ended September 30, 2020. The increase of $2.6 million, or 13%, was primarily driven by increases in payment processing fees of $2.8 million and hosting fees of $0.5 million, consistent with our GMV growth. There was also an increase of $0.5 million in salaries and benefits due to higher headcount to support increased order volume. These increases were partially offset by a decrease in depreciation expense of $1.3 million as internal-use software capitalized projects were more substantial in fiscal years prior to 2020, and many of those assets are now fully amortized.
Gross Profit and Gross Margin
Gross profit was $53.9 million and gross margin was 71.2% for the nine months ended September 30, 2021, as compared to gross profit of $38.7 million and gross margin of 66.8% for the nine months ended September 30, 2020. The increases in gross profit and gross margin for the nine months ended September 30, 2021 were primarily driven by the increase in seller marketplace services revenue, cost optimization efforts related to our workforce, enabling us to grow net revenue and GMV at a faster pace than cost of revenue, and decreases in amortization expense for capitalized internal-use software as a percentage of net revenue due to improved leverage of our technology platform as GMV grows.
Operating Expenses
Sales and Marketing

	Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Sales and marketing	$35,652	$26,037	$9,615	37%
Sales and marketing expense was $35.7 million for the nine months ended September 30, 2021, as compared to $26.0 million for the nine months ended September 30, 2020. The increase of $9.6 million, or 37%, was primarily driven by an increase in performance-based marketing of $6.0 million in an effort to continue to drive our growth and an increase in facility rent due to negative rent of $2.6 million recognized in the first quarter of the fiscal year ended December 31, 2020 related to the Surrender Agreement for our gallery space. There was also an increase in promotional discounts and incentives of $2.5 million, partially due to the increase in GMV as well as the increased use of promotional campaigns to grow buyers. The increases were partially offset by a decrease in depreciation expense of $1.3 million due to accelerated depreciation of our gallery leasehold improvements recognized in the first quarter of the fiscal year ended December 31, 2020 in connection with the Surrender Agreement for our gallery space and a decrease in salaries and benefits of $0.7 million due to workforce optimization in our sales and marketing teams that occurred during the nine months ended September 30, 2020.

Technology Development

	Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Technology development	$13,261	$12,384	$877	7%
Technology development expense was $13.3 million for the nine months ended September 30, 2021, as compared to $12.4 million for the nine months ended September 30, 2020. The increase of $0.9 million, or 7%, was primarily driven by increased consulting fees for technology development.
General and Administrative

	Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
General and administrative	$15,229	$9,109	$6,120	67%
General and administrative expense was $15.2 million for the nine months ended September 30, 2021, as compared to $9.1 million for the nine months ended September 30, 2020. The increase of $6.1 million, or 67%, was primarily driven by a $1.5 million increase in professional services fees related to legal, audit, and accounting services and a $1.4 million increase in liability insurance. There were also increases in salaries and benefits of $1.2 million due to higher headcount and $0.8 million in stock-based compensation expense due to additional awards granted in March 2021 and the higher valuation of our common stock. These expense increases were primarily related to our operations as a public company.
Provision for Transaction Losses

	Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Provision for transaction losses	$3,786	$2,656	$1,130	43%
Provision for transaction losses was $3.8 million for the nine months ended September 30, 2021, as compared to $2.7 million for the nine months ended September 30, 2020. The increase of $1.1 million, or 43%, was primarily driven by the growth in our GMV.
Other Income (Expense), Net

	Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Total other income (expense), net	$1,112	$525	$587	112%
Other income (expense), net was $1.1 million for the nine months ended September 30, 2021, as compared to $0.5 million for the nine months ended September 30, 2020. The increase of $0.6 million was primarily driven by an increase in foreign exchange gains of $0.7 million, partially offset by a decrease in interest income of $0.1 million due to lower interest rates on our cash equivalents accounts.
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
We define Adjusted EBITDA as our net loss, excluding: (1) depreciation and amortization; (2) stock-based compensation expense; (3) other income (expense), net; and (4) provision for income taxes. The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(6,587)	$(1,372)	$(12,876)	$(10,938)
Depreciation and amortization	765	1,116	2,399	5,082
Stock-based compensation expense	789	217	1,831	632
Other income (expense), net	(339)	(425)	(1,112)	(525)
Provision for income taxes	—	2	—	3
Adjusted EBITDA	$(5,372)	$(462)	$(9,758)	$(5,746)
Liquidity and Capital Resources
As of September 30, 2021, we had cash and cash equivalents of $167.1 million and an accumulated deficit of $260.4 million. Net cash used in operating activities was $5.5 million in the nine months ended September 30, 2021. We expect that operating losses and negative cash flows from operations could continue in the foreseeable future as we continue to invest in expansion activities. Our principal use of cash is to fund our operations and platform development to support our growth.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(5,518)	$(5,604)
Net cash used in investing activities	(1,711)	(1,461)
Net cash provided by financing activities	119,550	690
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(89)	(99)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$112,232	$(6,474)
Cash Flows from Operating Activities
Net cash used in operating activities was $5.5 million for the nine months ended September 30, 2021, as compared to $5.6 million for the nine months ended September 30, 2020. The decrease in net cashed used of $0.1 million was primarily driven by a $3.2 million decrease from the increase in payables due to sellers due to a change in our seller payment policies in March 2021 that more closely aligns seller payments to the timing of the seller’s shipment of a confirmed order, offset by a $3.4 million increase from the change in prepaid expenses primarily due to the significant increase in the premium associated with the Company’s directors and officers insurance related to our IPO.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.7 million for the nine months ended September 30, 2021, as compared to $1.5 million for the nine months ended September 30, 2020. The increase in cash used of $0.2 million was primarily due to minor increases in development of internal-use software and purchases of property and equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $119.6 million for the nine months ended September 30, 2021, as compared to $0.7 million for the nine months ended September 30, 2020. The increase of $118.9 million primarily consists of the $123.0 million proceeds, net of underwriting discounts and commissions, from our initial public offering, offset by payments of deferred offering costs of $5.0 million. Additionally, proceeds from the exercise of stock options increased by $1.5 million.
Off-Balance Sheet Arrangements
For the periods presented, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Contractual Obligations
As of September 30, 2021, there were no material changes in commitments under contractual obligations compared to the contractual obligations disclosed in our Prospectus.
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
Interest Rate Sensitivity
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We held cash and cash equivalents of $167.1 million as of September 30, 2021. We generally hold our cash in non-interest-bearing checking accounts. Cash equivalents consist of amounts held in money market accounts. Due to the nature of our cash and cash equivalents, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our cash and cash equivalents. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, Euros, and British pounds, depending on the currency selection of the seller. Our cost of revenue and operating expenses are primarily denominated in U.S. dollars, except for our U.K. operations, which are denominated in British pounds. As our online marketplace continues to grow globally, our results of operations and cash flows may be subject to fluctuations due to the change in foreign exchange rates. To date, fluctuations due to changes in the Euro and British pound have not been significant, but we may experience material foreign exchange gains and losses in our statement of operations in the future. As of September 30, 2021, a 10% increase or decrease in current exchange rates would not have a material impact on our consolidated financial statements.
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated by requiring upfront payment for many of our services and due to our diverse customer base, dispersed over various geographic regions and industrial sectors. For the three and nine months ended September 30, 2021 and 2020, no single customer accounted for more than 10% of our net revenue. We maintain provisions for potential credit losses and such losses to date have been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded.
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
We incurred net losses of $12.5 million and $29.9 million during the fiscal years ended December 31, 2020 and 2019, respectively, and $12.9 million for the nine months ended September 30, 2021. We had an accumulated deficit of $260.4 million as of September 30, 2021. We expect to incur significant losses in the future. We will need to generate and sustain increased revenue levels or reduce operating costs materially in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We expect that our operating expenses will increase substantially for the foreseeable future as we hire additional employees, invest in expanding our seller and buyer base and deepening our existing seller and buyer relationships, expand across and within product verticals, increase our marketing efforts and brand awareness, and invest in expanding our international operations. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These expenditures will make it more difficult for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we were to reduce our expenses, it could negatively impact our growth and growth strategy. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
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
•the timing and success of new services, features, and offerings we introduce through our e-commerce platform, including our recently launched NFT platform and auction transaction format;
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
•the impact of the ongoing COVID-19 pandemic or other events which may cause significant economic or social disruption; and
•economic and market conditions, particularly those affecting the luxury design products industry, such as supply chain or global shipping disruptions.
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
Our historical growth may not be indicative of our future growth and our net revenue growth rate may decelerate compared to prior years.
We have experienced net revenue growth in recent periods, with net revenue of $81.9 million and $70.6 million during the fiscal years ended December 31, 2020 and 2019, respectively, and $75.8 million and $58.0 million for the nine months ended September 30, 2021 and 2020, respectively. You should not rely on our net revenue for any previous quarterly or annual period as any indication of our net revenue or revenue growth in future periods. As we grow our business, our net revenue growth rates may decelerate compared to prior years for a number of reasons, which may include more challenging comparisons to prior periods as our net revenue grows, slowing demand for our online marketplace, increasing competition, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, notwithstanding the general increase in online transactions, including for luxury purchases, our growth rates are likely to experience increased volatility, and may decelerate, as the COVID-19 pandemic evolves.

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
As a result of the COVID-19 pandemic, we have transitioned to an almost fully remote work environment. More recently, we have adopted plans for re-opening certain offices, on a voluntary basis until January 2022, and have implemented a flexible work model that we anticipate will have us continue to operate on a significantly remote and geographically (including internationally) dispersed basis for the foreseeable future. This remote and dispersed work environment could have a negative impact on the execution of our business plans and operations. For example, if a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. Further, as the COVID-19 pandemic continues, we may experience disruptions if our employees, our sellers and buyers, or our third-party service providers’ employees become ill and are unable to perform their duties, and our operations, Internet, or mobile networks, or the operations of one or more of our third-party service providers, are impacted. The increase in remote working may also result in consumer privacy, IT security, and fraud vulnerabilities, which, if exploited, could result in significant recovery costs and harm to our reputation. Transitioning to a fully or predominantly remote work environment and providing and maintaining the operational infrastructure necessary to support a remote work environment also present significant challenges to maintaining our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and beyond.
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
The COVID-19 pandemic has also led to broader economic consequences, such as supply chain disruptions, that may heighten other risks presented in this Quarterly Report on Form 10-Q. Public health concerns, such as COVID-19, could also result in social, economic and labor instability in the localities in which we or our vendors, sellers, and buyers reside. Any of these uncertainties and actions we take to mitigate the effects of the COVID-19 pandemic and uncertainties related to the COVID-19 pandemic could harm our business, financial condition, and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19 Pandemic” for additional information about the impact of COVID-19 on our business.
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
We have built a trusted online marketplace with a reputation for authentic luxury design products as a result of our extensive vetting process. Our success depends on our ability to accurately and cost-effectively determine whether an item offered for listing, such as a piece of jewelry or work of art, is an authentic product. Our sellers undergo a comprehensive evaluation by our vetting specialists to ensure the integrity of their business practices. Our vetting specialists come from many of the leading auction and retail houses, brands and industry recognized art and design businesses. We also seek to reassure buyers that the items they are purchasing meet the highest marketplace standards. Our vetting process is led by experts with degrees in fine art, gemology, restoration, and art, with certificates in appraisal services, jewelry expertise, and connoisseurship, among others. We also seek to proactively resolve issues through communication and follow-up. Factors that could undermine our ability to maintain the authenticity of our online marketplace include:
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
Although we do not create or take possession of the items listed on our online marketplace, we have from time to time received, and may in the future receive, communications alleging that items listed on our online marketplace infringe third-party copyrights, trademarks, patents, or other intellectual property rights, or that items we list from our sellers contain materials such as fur, python, ivory, and other exotic animal product components, that are subject to regulation or cultural patrimony considerations, or that may be deemed hazardous or illegal. We have complaint and take-down procedures in place to address these communications and listings, and we believe such procedures are important to promote confidence in our online marketplace. We follow these procedures to review complaints and relevant facts to determine the appropriate action to take, which may include removal of the item from our online marketplace and, in certain cases, removing the sellers who repeatedly violate our policies.
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
Regardless of the validity of any claims made against us, we may incur significant costs and efforts to defend against or settle them. If a governmental authority determines that we have aided and abetted the infringement of third-party intellectual property rights or the sale of counterfeit goods or if legal changes result in us potentially being liable for actions by sellers on our online marketplace, we could face regulatory, civil or criminal penalties. Successful claims by third-party rights owners could require us to pay substantial damages or refrain from permitting any further listing of the relevant items. These types of claims could force us to modify our business practices, which could lower our revenue, increase our costs or make our platform less user-friendly. Moreover, public perception that counterfeit or other unauthorized items are common on our online marketplace, even if factually incorrect, could result in negative publicity and damage to our reputation.
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
We have on occasion received reports from buyers that they have not received the items that they purchased, that the items received were not as represented by the seller or that we or a seller has not been responsive to their questions. Negative publicity and sentiment generated as a result of complaints could reduce our ability to attract or retain buyers or damage our reputation. A perception that our levels of responsiveness and seller and buyer support are inadequate could have similar results. Further, any disruption in the operations of a substantial number of sellers, such as interruptions in delivery services, disruption due to public health crises such as the COVID-19 pandemic, natural disasters, inclement weather, or political unrest, could also result in negative experiences for a substantial number of buyers. If buyers do not have a positive experience transacting business on our online marketplace for any reason, or if we or our sellers fail to provide a high level of customer support and responsiveness, it could harm our reputation and our business.

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
We allow buyers to return certain purchases made through our online marketplace under the applicable seller’s return policy. We record a reserve for returns against proceeds to us from the sale of items on our online marketplace in calculating net revenue. We estimate this reserve based on historical return trends. The introduction of new products in the retail market, changes in seller return policies, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to exceed our reserve for returns. Any significant increase in returns that exceeds our reserves could adversely affect our net revenue and results of operations.
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
In August 2021, we announced the launch of our non-fungible token (“NFT”) platform where creators can make blockchain-encrypted design items, such as artwork, available as NFTs for digital purchase through 1stDibs, utilizing Ethereum, a blockchain technology. NFTs are digital assets recorded on a blockchain ledger for verification of authenticity and ownership of a unique digital asset, such as artwork. Given the increased scrutiny of digital assets as well as cryptocurrencies for regulatory and anti-money laundering purposes, it is possible that the United States and other jurisdictions will engage in increased scrutiny and regulation of NFTs and our business. While NFTs and cryptocurrencies are similar in that both are based on blockchain technology, unlike cryptocurrency units, which are fungible, NFTs have unique identification codes and represent content on the blockchain. The record of ownership of the NFT, which establishes authenticity and may also carry other rights, cannot be duplicated. As NFTs are a relatively new and emerging type of digital asset, the regulatory, commercial, and legal framework governing NFTs (as well as cryptocurrencies) is likely to evolve both in the United States and internationally and implicates issues regarding a range of matters, including, but not limited to, intellectual property rights, privacy and cybersecurity, fraud, anti-money laundering, sanctions, and currency, commodity, and securities law implications.
For example, NFTs raise various intellectual property law considerations, including adequacy and scope of assignment, licensing, transfer, copyright, and other right of use issues. The creator of an NFT will often have all rights to the content of the NFT and can determine what rights to assign to a buyer, such as the right to display, modify, or copy the content. To the extent we are directly or indirectly involved in a dispute between creators and buyers on our NFT platform, it could materially and adversely affect the success of our NFT platform and harm our business and reputation. NFTs, and our NFT platform, may also be an attractive target for cybersecurity attacks. For example, a perpetrator could seek to obtain the private key associated with a digital wallet holding an NFT to access and sell the NFT without valid authorization, and the owner of the NFT may have limited recourse due to the nature of blockchain transactions and of cybercrimes generally. NFT marketplaces, including our NFT platform, may also be vulnerable to attacks where an unauthorized party acquires the necessary credentials to access user accounts. The safeguards we have implemented or may implement in the future to protect against cybersecurity threats may be insufficient. If our NFT platform were to experience any cyberattacks, it could negatively impact our reputation and market acceptance of our platform.
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
We believe that maintaining our brand reputation is critical to driving seller and buyer engagement and trust. An important goal of our brand promotion strategy is establishing trust with our seller and buyer network. Maintaining our brand will depend largely on our ability to continue providing our sellers with service that is consistent with the level of quality associated with the luxury design products they are listing and on the quality of our vetting specialists who represent our brand to new and existing sellers. Our vetting specialists cultivate relationships with our seller base and vet the luxury design products that our sellers want to list. While we do assess the qualifications of all vetting specialists, this may not prevent illegal, improper or otherwise inappropriate actions, such as theft, from occurring in connection with our services. Any negative publicity related to the foregoing could adversely affect our reputation and brand or could negatively affect demand for our services and harm our business, financial condition, and results of operations.
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
Our industry is characterized by rapidly changing technology, new service and feature introductions, and changing seller and buyer demands. We spend substantial time and resources creating new features, services, and offerings to attract new constituents to our online marketplace and to open new sales channels for sellers. Our efforts to expand the features, services, and offerings on our online marketplace could fail for many reasons, including lack of acceptance by existing or new constituents, our failure to market these features, services, and offerings effectively to new constituents, or negative publicity related to our features, services, and offerings. Diversifying and expanding our features, services, and offerings involves significant risk, such as encountering software bugs, defects, or errors in connection with the introduction of new or enhanced features of our technology platform. For example, we recently launched our new NFT platform. We have no prior experience operating an NFT platform or facilitating cryptocurrency transactions; our NFT platform may not achieve market acceptance or profitability; and the technology underlying our NFT platform may not function properly due to errors, security breaches, or issues with third parties with whom we work to make our NFT platform offering available. In addition, we also intend to introduce additional transaction formats, such as auctions, to provide additional opportunities to optimize price discovery and leverage alternative payment methods. We may not be able to educate and/or commercialize buyers and sellers about how to use these new purchase formats, which differ from our historical transaction models and may create confusion. These initiatives may not drive increases in revenue, may require substantial investment and planning, and may bring us more directly into competition with companies that are better established or have greater resources than we do. It will require additional investment of time and resources in the development and training of our personnel and our sellers and buyers. If we are unable to cost-effectively expand our features, services, and offerings, then our growth prospects and competitive position may be harmed.
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
Our business activities are subject to various restrictions under U.S. export and similar laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions administered by the OFAC. The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the provision of certain goods and services to U.S. embargoed or sanctioned countries and regions, governments, persons, and entities. In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide sellers and buyers access to our online marketplace or could limit our sellers’ and buyers’ ability to access or use our services in those countries.
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
We have incurred substantial net operating losses (“NOLs”), during our history. Unused NOLs may carry forward to offset future taxable income if we achieve profitability in the future, unless such NOLs expire under applicable tax laws. However, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs and other pre-change tax attributes to offset its post-change taxable income or other taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the company. We completed formal studies through August 18, 2021 to determine if any ownership changes within the meaning of Sections 382 and 383 of the Code have occurred. As a result of the studies, we determined that although we experienced an ownership change on July 28, 2015, the limitation from the ownership change will not result in any of the NOLs or tax credits expiring unutilized. No additional ownership changes have occurred through the date of the most recent study. However, in the event that we experience an ownership change within the meaning of Sections 382 and 383 of the Code as a result of any future transactions in our stock, then we may be limited in our ability to use our NOL carryforwards to offset our future taxable income, if any.
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
Holders of 21,371,831 shares of our common stock as of September 30, 2021 have registration rights. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act, which are subject to the limitations of Rule 144. Sales of securities by any of these stockholders or the perception that such sales could occur could adversely affect the trading price of our common stock.
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
The following sets forth information regarding all unregistered securities sold by the Registrant during the period covered by this report:
a.From January 1, 2021 to September 30, 2021, we granted stock options to purchase an aggregate of 1,416,232 shares of common stock at exercise prices ranging from $9.45 to $10.68 per share under the 2011 Plan.
b.From January 1, 2021 to September 30, 2021, we issued an aggregate of 486,229 shares of common stock upon the exercise of options under the 2011 Plan at exercise prices ranging from $3.18 to $9.45 per share, for an aggregate purchase price of $1.9 million.
c.From January 1, 2021 to September 30, 2021, we issued 35,665 shares of common stock pursuant to 44,222 common stock warrants at an exercise price of $3.87 per share, which were exercised on a net basis.
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

1STDIBS.COM, INC.

/s/ Tu Nguyen
Date: November 12, 2021	Tu Nguyen Chief Financial Officer (Principal Financial Officer)