Form 10-K
period 2021-12-31
1stdibs.com, Inc.
filed 2022-03-03
CIK 1600641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 333-256188
1stdibs.com, Inc
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2021, based on the closing price of $34.81 for shares of the Registrant’s common stock as reported by the Nasdaq Stock Market, was approximately $762.2 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2022, the registrant had 38,030,583 shares of common stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement related to its 2022 Annual Stockholders' Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K. Except as expressly incorporated by reference, the registrant's proxy statement shall not be deemed to be part of this report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Any statements contained in this Annual Report on Form 10-K that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
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
•the increased expenses associated with being a public company (“IPO”);
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

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Annual Report on Form 10-K and are subject to risks and uncertainties. You should refer to the section titled “Risk Factors” included under Part I, Item 1A below and elsewhere in this Annual Report on Form 10-K, as well as in our other filings with the Securities and Exchange Commission (the “SEC”), for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on them.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Such forward-looking statements relate only to events as of the date of this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations, except as required by law.
You should read this Annual Report on Form 10-K and the documents that we reference and have filed as exhibits with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements.

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
•Risks related to the impact of and focus on Environmental, Social, and Governance (“ESG”) matters
•Risks related to our operations as a public company;
•Risks related to our internal control over financial reporting and our disclosure controls and procedures; and
•Risks related to our common stock, including that an active trading market for our common stock may not develop or be sustained and that the price of our common stock may be volatile.

PART I
Item 1.    Business
Company Overview
We are one of the world’s leading online marketplaces for connecting design lovers with many of the best sellers and makers of vintage, antique, and contemporary furniture, home décor, jewelry, watches, art, and fashion. We believe we are a leading online marketplace for these luxury design products based on the aggregate number of such listings on our online marketplace and our Gross Merchandise Value (“GMV”). Our thoroughly vetted seller base, in-depth editorial content, and custom-built technology platform create trust in our brand and facilitate high-consideration purchases of luxury design products online. By disrupting the way these items are bought and sold, we are both expanding access to, and growing the market for, luxury design products.
1stDibs began in 2000 with the vision of bringing the magic of the Paris flea market online by creating a listings site for top vintage and antique furniture sellers. Soon thereafter, we moved our headquarters to New York City and focused primarily on adding U.S.-based sellers to our site. The quality of our initial seller base enabled us to build a reputation in the design industry as a trusted source for unique luxury design products. Since 2000, we have strengthened our brand and deepened our seller relationships. As of December 31, 2021, we operate an e-commerce marketplace with over 4,700 seller accounts, compared to approximately 4,200 as of December 31, 2020, 4.3 million users compared to 3.5 million as of December 31, 2020, approximately 1.3 million listings, compared to 1.1 million as of December 31, 2020, and a seller stock value in excess of $14.0 billion as of December 31, 2021. Users represent non-seller visitors who register on our website and include both buyers and prospective buyers. Our seller stock value is the sum of the stock value of all available products listed on our online marketplace. An individual listing’s stock value is calculated as the item’s current price multiplied by its quantity available for sale.
We launched our e-commerce platform in 2013 and transitioned to a full e-commerce marketplace model in 2016. Since then we continue to expand our purchase formats, for example in November 2021, we introduced 1stDibs Auctions, which now allows buyers to bid on their favorite items. We provide our sellers, the vast majority of which are small businesses, access to a global community of buyers and a platform to facilitate e-commerce at scale. Our sellers use our platform to manage their inventory, build their digital marketing presence, and communicate and negotiate orders directly with buyers. We provide our buyers a trusted purchase experience with our user-friendly interface, dedicated specialist support, and 1stDibs Promise, our comprehensive buyer protection program. We operate an asset-light business model which allows us to scale in a capital efficient manner. While we facilitate shipping and fulfillment logistics, we do not take physical possession of the items sold on our online marketplace.
The uniqueness, diversity, and high quality of the products on our online marketplace, together with an active marketing effort, have produced a large, global, and growing base of design-loving buyers. Our user-friendly interface, dedicated specialist support, and 1stDibs Promise enable a trusted purchase experience. During the year ended December 31, 2021, we had approximately 72,000 Active Buyers, compared to 58,000 in the year ended December 31, 2020, an average order value (“AOV”) of above $2,700, compared to above $2,500 in the year ended December 31, 2020, and a median order value of $1,300, compared to $1,200 in the year ended December 31, 2020. We define Active Buyers as buyers who have made at least one purchase through our online marketplace during the 12 months ended on the last day of the period presented, net of cancellations. The percentage of Active Buyers who make more than one purchase in any given year has been generally consistent from year to year and comprised of 30% and 31% of total Active Buyers in the years ended December 31, 2021 and 2020, respectively. We do not focus on AOV as a key metric in evaluating our business or to identify trends, formulate business plans, or make strategic decisions, given our priority to make unique, high-end design items across various price points available through our online marketplace. Highly experienced interior designers, whom we refer to as trade buyers, are frequent, repeat purchasers on our online marketplace and accounted for 29% and 27% of our on-platform GMV in the years ended December 31, 2021 and 2020, respectively. Through our Trade 1st program, we offer these trade buyers, who comprise a subset of our buyers, additional benefits such as trade-only personalized support, exclusive trade pricing, and buyer incentives. Our Trade 1st program is a buyer-only program and members do not pay any fees to participate in this program.
As our online marketplace has scaled, we have created powerful network effects, with better supply attracting more buyers and more buyers encouraging high-quality sellers to join and remain on our platform. Once in motion, the flywheel effect of this network enhances both seller and buyer quality, which we believe drives a competitive advantage.
We are driving consumer demand for luxury design products online by providing global access to a traditionally fragmented, local, and offline market. As sellers and buyers of luxury design products gain experience transacting online, we believe our combination of technology, service, and brand positions us to enable and grow this market by providing sellers and buyers the tools and access they need.
Our proprietary technology platform enables a purchase funnel that is more robust and interactive than the conventional e-commerce experience. The discovery and transaction process in our industry is more complex than in most e-commerce categories. Specifically, transacting in unique luxury design products requires the ability for sellers and buyers to exchange messages, negotiate prices, arrange customized shipping support, and pay swiftly and securely through various payment methods. Our platform turns this complex order flow into an easy-to-use process and converts the valuable data we collect from buyers’ browsing and purchase activity into actionable insights for both sellers and buyers. We empower buyers to engage directly with sellers on our platform throughout all stages of a transaction. Our technology and data represent the cumulative experience of 20 years of business activity, and we believe are extremely difficult to replicate.
We have experienced substantial growth in recent periods. We grew our GMV to $447.5 million for the year ended December 31, 2021 from $342.6 million for the year ended December 31, 2020, a growth rate of 31%. We grew our net revenue to $102.7 million for the year ended December 31, 2021 from $81.9 million for the year ended December 31, 2020, a growth rate of 25%. In the year ended December 31, 2021, we generated a net loss of $21.0 million and Adjusted EBITDA of $(16.5) million, compared to a net loss of $12.5 million and Adjusted EBITDA of $(6.6) million for the year ended December 31, 2020. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.
Our Market Opportunity
We connect sellers and buyers in what has historically been a fragmented and highly localized global market for unique luxury design products. This market has generally operated offline, functioning mostly through independent galleries, boutiques, and auction houses, thereby restricting a seller’s potential buyer audience and limiting a buyer’s product selection. These offline operations create barriers to both new supply and new demand, limiting the market’s overall growth potential.
We created a single online marketplace that consolidates previously fragmented sellers and buyers on a global scale. We believe our online marketplace, powered by our technology platform, has transformed almost all dimensions of the luxury design buying experience by increasing accessibility and enhancing selection and convenience. By removing geographic barriers and providing inspiration and discovery, we have disrupted this industry and made 1stDibs the go-to online destination for luxury design products.
Global Luxury Market
Our core market, including high-quality design furniture and homewares, fine art, and watches and jewelry, was estimated to be approximately $129 billion in 2020, according to Bain & Company. Our platform is built on a scalable infrastructure that allows us to enter adjacent luxury markets and expand our addressable market with minimal additional investment. The personal luxury goods market, as defined by Bain & Company, excluding watches and jewelry, was estimated to total approximately $210 billion in 2020 and includes adjacent categories, such as footwear, leather goods, apparel, and beauty.
Combining our core market of high-quality design furniture and homewares, fine art, and watches and jewelry with the personal luxury goods market (excluding watches and jewelry), results in an estimated total addressable market size of $339 billion as of 2020.
Expanding the Luxury Goods Market
While the global luxury design market is already large, we believe that as a digital disruptor we have the potential to further expand the overall size of our market. We believe we are growing the market by: (1) increasing the number of digital global luxury design sellers by enabling them to transact on a global online marketplace that materially expands their potential customer base; and (2) growing the luxury design buyer base by introducing our online audience to unique products previously only accessible via in-person galleries, boutiques, and auction houses. Since the launch of our e-commerce platform, we have seen GMV grow to $447.5 million for the year ended December 31, 2021 from $342.6 million for the year ended December 31, 2020, a growth rate of 31%, demonstrating the effectiveness of our approach.
As we reinvent how buyers discover and engage with luxury design products, we have found that we are attracting a new and broader audience to our market. We have sold items on our online marketplace ranging from less than $100 to $1 million, demonstrating that high-end luxury design products are attainable and within reach of the expanding buyer audience we are attracting to the market.
Increasing Online Penetration
One of the most significant trends driving online penetration in the luxury goods market is an increasingly digitally native customer base. Bain & Company estimates that online personal luxury goods purchases will continue to grow, reaching up to 30% of total sales by 2025. According to Bain & Company, Gen-Y and Gen-Z, born during 1981-1995 and 1996-2015, respectively, are expected to collectively account for over 65% of purchases in the luxury goods market by 2025. These generations are leading the shift from offline to online commerce and will soon dominate the luxury goods market’s customer base.

While the COVID-19 pandemic has accelerated the shift to online sales in the personal luxury goods market, we believe the driving forces behind this shift were well underway before the COVID-19 pandemic and are expected to remain. Although we believe our business has been positively impacted to some extent by these trends, we cannot predict whether these trends will continue to impact online sales growth generally, or the growth of our business, at the same rate in the future as the pandemic evolves.
The 1stDibs Marketplace
Trust
Trust is at the core of the online marketplace that we have built in over two decades of operating history. Trust in our online marketplace is critical to facilitating online transactions of highly considered purchases with high price points. During each of the years ended December 31, 2021 and 2020, over 20% of our on-platform GMV was generated from orders with an item value above $15,000 and approximately 3% for orders with an item value of $100,000 or more. Our thorough seller vetting process inspires buyer confidence in our sellers and in the quality of the luxury design products sold on 1stDibs. Extensive fraud protection and secure payment solutions further establish the trust sellers and buyers have in our online marketplace. The ability for buyers to interact and negotiate prices directly with sellers increases both on-platform conversion and buyer retention rate. During the year ended December 31, 2021, we retained 39% of the 2020 on-platform GMV from buyers acquired during the year ended December 31, 2020. During the year ended December 31, 2020, we retained 36% of the 2019 on-platform GMV from buyers acquired in 2019. We categorize buyers into cohorts based on the date of their first purchase on the 1stDibs platform. GMV attributed to a buyer cohort represents the total dollar value from items purchased by that buyer cohort in a given period, minus cancellations within that period and excluding shipping and sales taxes. To calculate the percentage of buyers retained, we divide total GMV in a specific period for a given cohort by the GMV of that cohort in the prior period. This buyer retention rate and our AOV of above $2,700 for the year ended December 31, 2021 are evidence of the trust in our online marketplace. Our 1stDibs Promise gives our buyers peace of mind with every purchase by providing the following features and commitments:
•A community of thoroughly vetted sellers from around the world to ensure high-quality products;
•Confidence at checkout with multiple secure payment options and a comprehensive fraud protection and prevention program;
•Customer service support from dedicated specialists to answer questions, assist with orders, and stand ready to resolve any transaction or technical issues throughout the buying process;
•Worry-free cancellations within 24 hours;
•The ability to work with both parties in the unlikely event a buyer receives an item that is different than described or has been damaged in transit to resolve the issue;
•A price-match guarantee to ensure that if a buyer finds a 1stDibs seller that has the same item for a lower price elsewhere, 1stDibs will match it; and
•Facilitation of a seamless, transparent, and insured global end-to-end logistics and delivery experience focused on security and a high level of care.
Value Proposition to Sellers
•Demand Generation: As of December 31, 2021, we provided sellers access to a global base of 4.3 million users in over 100 countries, who would otherwise largely be inaccessible in an offline market. We built 1stDibs to empower and inspire confidence in our sellers by using our proprietary technology to digitize and transform their businesses. We believe that creating a digital presence and enabling access to buyers across the globe allows us to expand the addressable market for luxury sellers.
•Operational Efficiency: Our sellers can efficiently scale their businesses without the friction associated with in-person sales and multiple third-party platforms. The ability to offer a convenient, seamless transaction experience, including on-platform communications and a wide range of payment solutions, further drives buyer conversion. Sellers can add new products to our online marketplace whenever they choose, essentially creating a storefront that remains open 24/7. Making sellers’ inventory available online to a global audience allows them to reach new buyers and drive increased sales without increasing their physical footprint. We maximize search engine optimization to help buyers find items and connect with our sellers, allowing them to purchase products tailored to their tastes and preferences with ease. Access to a dedicated app enables our sellers to communicate with buyers and complete these transactions from around the world. We have assembled a robust network of logistics providers to help sellers fulfill orders at a lower cost, giving them an advantage relative to conventional offline sales and allowing them to focus more time on what they do best: curating and selling unique luxury design items.

•Creation of Seller Identity: Sellers can establish an online presence and identity on our online marketplace. They have autonomy to publish item descriptions and pictures, curate their storefront and biographies, and communicate and negotiate directly with buyers. Expanding a seller’s ability to share its story across various forms of media, including text, photographs, and videos, significantly increases buyer engagement and conversion. Once sellers are added to our online catalogue, we help build sellers’ brands through editorial and social placements, including our online magazines Introspective and The Study, which offer sellers additional avenues through which to advertise online.
•Data Analytics: Our platform provides us with rich data throughout the entire user journey. This data allows sellers to offer more relevant products and optimize their pricing strategies, which enables them to efficiently scale their businesses. We provide sellers with a comprehensive suite of seller tools, education, and analytics with no additional charge, including reporting, tracking, and inside perspectives on pricing based on the historical sales of similar items. Sellers also benefit from our proprietary algorithms and targeting technologies to connect with both consumers and trade buyers.
Value Proposition to Buyers
•Curated Assortment: We are a highly sought after destination for unique, high-quality luxury design products. Thoroughly vetting all sellers on our online marketplace supports our buyers’ desire for quality and curation, thereby reducing their search time and purchase risk. We provide buyers with design inspiration through our expertly merchandised collections and our online editorial publications Introspective and The Study.
•Control: Unlike conventional offline alternatives, we offer our buyers convenient 24/7 access to approximately 1.3 million luxury design products. We remove complexity and introduce transparency to the purchasing process. We allow buyers to transact securely from their homes, bypassing the complicated and time-intensive process and often opaque pricing associated with traditional offline channels. Our valuable buyer base also appreciates the privacy and anonymity associated with purchasing products online through our marketplace.
•Quality of Experience: Our messaging service allows buyers to communicate directly with sellers, receive quick responses, and negotiate prices. Multiple possible payment methods offer our buyers a convenient checkout experience compared to traditional offline retail channels. Our Price-Match Guarantee further increases purchasing confidence, as buyers are assured they will always transact at the lowest price. Trade buyers further benefit from tailored programs such as trade exclusive pricing and buyer incentives through our Trade 1st program. Our customer experience associates help ensure the satisfaction of sellers and buyers by addressing and assisting in the resolution of questions relating to orders, deliveries, returns, and disputes.
•Personalization: We collect rich data around our buyers’ browsing patterns and purchase behaviors. We use this data to personalize our marketing efforts and listing suggestions. As a result, we are able to curate our buyers’ feeds to target their specific tastes and preferences. This personalization improves user engagement. We provide high-touch human support for consumer and trade buyers through our customized private client and trade service teams, which further enhances the buying process.
Our Competitive Strengths
Largest Selection of Unique Luxury Design Products
We offer the largest online selection of luxury design products from leading sellers and makers of vintage, antique, and contemporary furniture, home décor, jewelry, watches, art, and fashion. We believe our growing collection of over one million luxury design products is unmatched and makes us the premier destination for design lovers and enthusiasts. Luxury and antique design products tend to retain value over time as a result of their scarcity and durability. We aggregate supply from a large number of globally distributed sellers, offering buyers a destination to access a variety of luxury design products across multiple verticals online. As of December 31, 2021 and December 31, 2020, we had approximately 40% and 39% of our listings located outside the United States, respectively. The percentage of our seller accounts based outside of the United States was 47% and 45% as of December 31, 2021 and December 31, 2020, respectively.
Brand History Built on Trust and Authenticity
We have built a brand that is native to the Internet and synonymous with luxury design. Our brand is extensible across verticals and geographies, based upon our long-standing relationships with leading sellers of luxury design products and the trust we have established with buyers, creating a significant barrier to entry. Our high-quality editorial content shows the depth of our domain expertise, giving us credibility with sellers, building buyer trust and loyalty in our brand and online marketplace. This trust is built through a seamless buying and selling experience, backed by years of excellence and an industry-leading vetting process.

Our vetting specialists complete a comprehensive evaluation of each seller prior to such seller listing products in the marketplace. These specialists are highly trained, experienced design experts and conduct extensive due diligence on each seller. This vetting process is highly scalable, and helps to ensure that our buyers can continue to purchase items on our online marketplace with confidence, as we grow.
Highly Engaged Buyer Community
Our online marketplace appeals to a broad range of design lovers across multiple income groups, geographies, and age groups. Our buyers appreciate the value of high-quality luxury products and want a convenient and secure way to complete these highly considered product purchases. During the year ended December 31, 2021, our Active Buyers had 80 sessions and viewed 237 product pages, on average. Our editorial content, combined with our expert curation and merchandising, helps buyers navigate through over one million luxury design products. Personalized recommendations further tailor this discovery process.
Seamless Purchasing Experience
We deliver a seamless luxury experience in a digital environment. We pioneered a two-sided communication functionality that allows sellers and buyers to negotiate directly through our platform’s message center. Our buyers also have access to a dedicated sales and customer experience teams to ensure a smooth, convenient, and personalized buying experience. As ambassadors of 1stDibs, our sales team interacts with high potential trade accounts and private clients to identify sales opportunities and to educate them on our service offerings. Buyers enjoy the flexibility of accessing our platform across devices and choosing among a wide range of payment options and purchase formats, such as Auction, Private Offer or Negotiation. Additionally, we have assembled a global network of logistics providers to allow our sellers to seamlessly ship products virtually anywhere in the world and provide a positive order fulfillment experience for buyers.
Powerful Network Effects
We created powerful network effects by leveraging our proprietary data and technology, with better supply attracting more buyers and more buyers encouraging high-quality sellers to join and remain on our online marketplace. Once in motion, the flywheel of this network enhances both seller and buyer quality and drives a competitive advantage. Having more buyers on our marketplace increases the sale potential for our luxury design sellers, causing them to list more inventory and focus more time on 1stDibs buyers. This value cycle serves as a barrier to entry against potential competition. This network effect has driven tremendous value to all parties and made 1stDibs one of the largest luxury design online marketplaces in the world with increasing returns to scale.
Fully Scalable Marketplace Model
We are the only online marketplace operating a scaled, asset-light business that offers a curated selection of luxury design products across our specific verticals. We do not own or manage inventory or directly manage fulfillment and shipping, further supporting favorable working capital dynamics as we grow. Our scalable technology platform enables us to efficiently drive expansion into new geographies and verticals while supporting the creation and development of new applications. For example in November 2021, we introduced 1stDibs Auctions as a new purchase format.
Powerful Data and Analytics
We use proprietary data and algorithms to drive operational insights that continuously enhance our seller and buyer experiences. We leverage this data, including user behaviors, sales trends, and seller behaviors, to improve the effectiveness of our buyer targeting and conversion efforts, and increase supply growth from existing and prospective sellers. As our online marketplace grows, our data becomes increasingly valuable. This data advantage allows us to develop business processes to optimize our operations, including marketplace supply, merchandising, authentication, pricing, marketing, and servicing. We collect and share data from across the platform to improve seller tactics and help them make informed decisions about sourcing, pricing, and selling products on our online marketplace. We use internal and external data to target, acquire, and retain qualified buyers through performance-based, data-driven marketing campaigns.
Innovative and Proprietary Technology
Our highly sophisticated, purpose-built technology stack facilitates complex, multi-step online transactions and is extremely difficult to replicate. We created an extensive digital catalog in luxury design with associated metadata that is used to simplify buyer experience in an ordinarily complex purchase process. Technology powers all aspects of our business, including our complex single-SKU and multi-SKU inventory management system. We intend to continue to leverage automation and tools to improve efficiency and deliver a positive customer experience. A majority of 1stDibs buyers access our online marketplace via a mobile device, which offers a much broader set of buyer data than can be realized through the website. We believe this data advantage will continue to grow as the growth of app and mobile web usage outpaces the growth of usage of the website itself.

Our Environmental, Social, and Governance (“ESG”) Efforts
We are a mission-driven company. As such, our business creates a positive environmental and economic impact, balancing the needs of our buyers, sellers, partners, employees, investors and the environment. We are committed to extending the lifecycle of luxury goods by promoting their recirculation. As of December 31, 2021, approximately 70% of the listings on our marketplace are secondary. Buying an item on our marketplace offsets the need to manufacture a new item, this opportunity to shop sustainably creates a positive economic impact for all parties.
We have built a talented, experienced management team led by our CEO, David Rosenblatt, who joined 1stDibs in November 2011 with a vision to transform the online luxury experience. Members of our management team have helped create and grow leading luxury, design, and technology businesses globally such as Amazon, DoubleClick, eBay, Farfetch, PayPal, and Twitter, and have retained a strong entrepreneurial spirit and a wide array of knowledge. We believe in the importance of fostering a diverse, inclusive and safe workplace, diversity is both a priority and strength of our company. We are proud to have a diverse team, and strive to continue to improve representation throughout the organization. Below is a breakdown of how our U.S.-based team self-identifies as of December 31, 2021.

	Asian	Black or African American	Hispanic or Latino	White	Two or more races	Female
All Employees	18%	7%	7%	65%	3%	57%
Management	22%	11%	—%	67%	—%	67%
The composition of our Board of Directors also reflects our commitment to diversity. Three of our six directors, including each chairperson of our Audit, Compensation, and Nomination and Corporate Governance committees, are female or a member of the LGBTQ+ community.
We are committed to building a diverse team and an inclusive workplace that respects and meets the needs of our diverse community of sellers, creators, and customers. To that end, we are leading a number of initiatives to further broaden the spectrum of our workforce and to create a culture of diversity, equity, and inclusion. Our goal is to ensure that all people feel welcome and are ultimately celebrated for their uniqueness.
Our efforts are focused on establishing business norms that promote equity, diversity and inclusion both within the company and across the broader design community. During the year ended December 31, 2021, our internal approach included a partnership with a leading Black-owned management consulting firm to drive advancement of our diversity, equity, and inclusion (“DEI”) strategy through assessing and improving our people practices and educating team members on core DEI concepts. Externally, we provided financial support to over 35 organizations through our employee giving and charitable donations program.
Our Growth Strategies
Expand Our Buyer Base
We are focused on continuing to grow our buyer base and believe we are still in the early stages of introducing a unique and growing supply of luxury design products to a much broader audience. Of our 4.3 million users as of December 31, 2021, we estimate that approximately 69% are U.S.-based and 31% are international, which represents less than 1% penetration of the population of both markets. As of December 31, 2020, we estimated that approximately 70% were U.S.-based and 30% were international. Users represent non-seller visitors who register on our website and are identified by a unique email address, and include both buyers and prospective buyers. As of December 31, 2021, 18% of buyers are located internationally compared to 19% as of December 31, 2020. We have primarily grown our current buyer base organically through word-of-mouth, mentions in the press, and earned media. In addition to continued organic growth, we believe we can significantly increase our buyer base by utilizing targeted, data-driven marketing efforts that generate meaningful returns. We believe we can continue to expand our buyer audience across a wide swath of buyer demographics including income, geography, and age, as well as level of design experience and design preference.
Grow Our Marketplace Supply
We intend to further increase the supply on our online marketplace while maintaining our thorough seller vetting process, by offering a captivating value proposition and enhanced item listing tools, adding new inventory from existing sellers, and growing the range of sellers from whom we source.
We continue to enhance our value proposition for sellers. We provide broad and growing access to a global base of design-minded buyers and a platform with a comprehensive suite of tools that help our sellers successfully transact and scale their business. This value proposition drives sellers to our online marketplace, deepens the breadth of our inventory, and helps attract new buyers.

As of December 31, 2021, the number of seller accounts grew to over 4,700 from approximately 4,200 as of December 31, 2020, and our seller stock value was in excess of $14.0 billion as of December 31, 2021. While the COVID-19 pandemic has accelerated this shift, we believe the driving forces were underway before the COVID-19 pandemic, as sellers and buyers recognize the benefits of transacting online. Although we believe our business has been positively impacted to some extent by these trends, we cannot predict whether these trends will continue to impact online sales growth generally, or the growth of our business, at the same rate in the future as the pandemic evolves, including if and when the pandemic begins to subside.
We may also choose to expand our network of sellers inorganically, either through acquisitions of, or partnerships with, companies or design brands, notably within localized non-English speaking markets.
Pursue New Product Verticals and Diversification Opportunities
We have demonstrated our ability to successfully grow and diversify beyond our original offering of vintage furniture, as exemplified by our proven track record of expanding both across verticals, such as art, jewelry, and fashion, and within verticals, such as the expansion from vintage and antique furniture to include new and custom furniture. Adding verticals has several benefits, including increasing our addressable market, the number of sellers and buyers, and purchasing frequency, and offering our buyers a wider supply of inventory while strengthening our brand as a preeminent online destination for luxury design products. We believe there are also opportunities to diversify our business model by expanding into additional sales formats, including, for example, an auction format which launched in November 2021 and has traditionally been the primary sales format in our industry. We intend to continue to evaluate such diversification opportunities as part of our overall growth strategy. Our platform infrastructure is designed to scale with growth and diversification in mind.
Expand Marketing Efforts and Drive Brand Awareness
We believe that the growth of our online marketplace is a testament to our compelling value proposition for 1stDibs sellers and buyers. Our sellers and buyers are our best marketers, sharing their positive experiences directly with others. We deploy the majority of our marketing budget on performance-based, data-driven marketing campaigns to attract users and cost-effectively convert them to buyers and to retain buyers.
We also believe we have a significant opportunity to increase awareness of our brand and attract a much larger audience of buyers. We intend to broaden our marketing efforts to include additional marketing channels, including television, radio, podcasts, and online display advertising, where we believe a large opportunity currently exists to not only drive increased visibility but also deepen our connection with both existing sellers and buyers.
Expand Internationally
During the year ended December 31, 2021, the vast majority of our buyers were located in the United States and other English-speaking countries. As of December 31, 2021, 40% of the supply on our online marketplace comes from outside the United States, while only 18% of buyers are located internationally. We believe that this presents a large international expansion opportunity, particularly within France, Germany, Switzerland, Italy, and China, where we have existing demand. Our website traffic also indicates strong international presence and opportunities for conversion, with approximately 34% of current traffic coming from outside the United States. Furthermore, during the years ended December 31, 2021 and December 31, 2020, our non-U.S. on-platform GMV as a percentage of total on-platform GMV was 19% and 22%, respectively, with limited investment indicating that we have the opportunity to capture additional international demand.
In continuing to expand internationally, we plan to focus initially on organic search and later on performance-driven paid marketing and email campaigns. We may also expand internationally through acquisitions.
1stDibs Marketplace
Our online marketplace connects a global network of sellers and buyers through a scalable, e-commerce platform. Sellers utilizing our online marketplace have significantly greater access to buyers, particularly highly engaged buyers, compared to alternative online and offline channels. Sellers can establish their presence and identity on our online marketplace, publish item descriptions and photos, curate storefronts, and communicate directly with buyers. With our platform, sellers have the flexibility to sell their products in various formats, the ability to control pricing, and access to our full suite of seller tools, analytics and education, free of additional charge, including reports, tracking, and inside perspective on pricing. In addition, our online marketplace provides access to a robust network of logistics providers to help sellers fulfill orders efficiently. These tools allow them to become more effective, targeted sellers.
Through our online marketplace, buyers have access to a curated supply of luxury design products from thoroughly vetted sellers. Our messenger service allows buyers to communicate directly with sellers and negotiate on the marketplace. Buyers can purchase products through multiple secure payment options, with the benefit of comprehensive fraud protection and prevention programs and resolution assistance in the event a buyer receives an item that is different from what was described or is damaged in transit. We offer interior designers, whom we also refer to as “trade buyers,” additional benefits such as trade-only personalized support, exclusive trade pricing, and buyer incentives through our Trade 1st program, and editorial coverage. Whether the buyer is an individual consumer or trade buyer, we provide support at the individual level through our Private Client and trade services to provide a seamless buying process.
The 1stDibs marketplace focuses on delivering high-quality seller and buyer experiences:

Curated Supply of Luxury Design Products
Our vetting specialists engage with sellers to complete a comprehensive evaluation to ensure the authenticity of the sellers and quality of service they provide. These specialists are highly trained, experienced design experts and conduct extensive due diligence on each seller. This vetting process is highly scalable and helps to ensure that our buyers can continue to purchase items on our online marketplace with confidence, as we grow. Through our online marketplace, we offer a curated supply of luxury design products from leading sellers and makers across our specific verticals, offering buyers a destination to access vintage and antique furniture, new and custom furniture, jewelry and watches, art, and fashion.
Vintage and Antique Furniture
We remain the premier online destination for antique and vintage furniture and décor, sourced from prestigious, thoroughly vetted sellers from around the world. With over 500,000 luxury design pieces, we offer exceptional and iconic items from every era. Popular items include Charlotte Perriand stools, Florence Knoll lounge chairs, Bandes Des Roses chandeliers, and Gae Aulenti Pipistrello lamps.
New and Custom Furniture
In 2016, we expanded our furniture and décor categories to include newly created and custom designs. We now feature over 1,050 New and Custom brands, including Vladimir Kagan, Memphis Milano, and Slash Objects. We differentiate from our competitors through our careful curation and broad range of exceptional sellers from bespoke makers to iconic brands. These sellers include Friedman Benda, Ghidini 1961, and Southern Guild, and they offer an extensive array of pieces at a wide range of price points, each one exemplifying extraordinary design.
Jewelry and Watches
With approximately 230,000 items, our online marketplace provides access to an expansive collection of jewelry items featuring some of the most well-known jewelers in the world. We offer our buyers access to antique, vintage, and new jewelry designs, ranging from important statement collections from some of the most prestigious jewelry houses to leading-edge pieces from new and noteworthy jewelry designers. Our sellers are thoroughly vetted for the quality and authenticity of their products. Top brands include Cartier, Van Cleef & Arpels, Boucheron, Graff, and Patek Philippe.

Art
Our online marketplace provides access to approximately 320,000 unique artworks, which we believe represents one of the largest art collections available online. We differentiate from competitors in the expansiveness of our collection, including works from masters such as Alexander Calder, Andy Warhol, Salvador Dali, to living artists, including Hunt Slonem and Damien Hirst. We also feature a growing collection of works by emerging artists sourced from galleries around the world.
Fashion
From vintage Alexander McQueen and Tom Ford couture to rare Hermès handbags, we feature one of the most coveted collections of high-end vintage fashion and collectable accessories. We differentiate from our competitors in the quality of our sellers and our curation. Our buyers include fashion houses and museums, along with collectors and fashion lovers adding unique pieces to their archives and collections. Popular products include vintage McQueen dresses, Chanel jackets, and Hermès Birkin and Kelly handbags.
Our Seller Services
We provide sellers with the tools and guidance to build a successful online business on our marketplace. We have built a comprehensive set of tools to enable sellers on our online marketplace to quickly and easily create their storefront, list luxury design products for sale, control pricing of their listings, and connect with buyers. These tools support our sellers from the listing and marketing process to fulfillment and customer support. Sellers that effectively use our tools have increased sales and expanded their access to new global buyers. Our seller services include:
•Storefront Services: Sellers can customize their storefront presence on 1stDibs by uploading photos, videos, and content to distinguish themselves, and can curate their inventory and feature specific items. Sellers can make changes at their discretion at any time. This information provides more context about our thoroughly vetted sellers and builds trust with our buyer community.
•Seller App: The majority of sellers use our seller app to manage their 1stDibs storefront. The most frequently used app feature is Message Center, which allows sellers to respond to user inquiries quickly and create personalized Private Offers. The majority of our sellers respond to customer inquiries in less than two hours.
•Listing: Sellers can leverage our proprietary classification methodologies and structured data to create listings tailored to their inventory. We invest in item condition information to ensure buyers are well informed on the exact condition of their purchases. Sellers can also upload photos and videos to provide more nuanced details about the piece and show scale.
•Item Pricing: We empower sellers with the necessary tools to control item pricing along with their visibility on our online marketplace. They can set item pricing based on user type (consumer vs Trade pricing) or a specific user (Private Listing). Some sellers choose to list items without price using a unique format, “Price Upon Request.” While the price is not listed publicly, our platform can still facilitate transactions for these items. Furthermore, sellers can review, accept, or counter-offer negotiation requests, or create “Private Offers” for prospective buyers and “Automated Private Offers” (pre-set and triggered by buyer behavior). Additionally, in November 2021, we launched 1stDibs Auctions, providing sellers more purchase format flexibility We have also created a pricing index, “1stDibs Insider,” which provides pricing guidance to our sellers based on historical pricing trends.
•Logistics: Sellers have the ability to request custom quotes, offer free or partial shipping, opt into shipping services that we help facilitate, and access tracking details via the platform. Using our platform, sellers can also select to subsidize the shipping cost and pass on savings to buyers.
•Payment Processing: Through our platform, sellers are able to accept a wide range of payment options, including credit card, PayPal, ACH, and Apple Pay.
•Analytics and Seller Status: We empower our sellers to continuously improve their business through detailed item- and store-level analytics. As sellers increase sales and collect positive buyer reviews, they are able to more fully engage with our platform benefits, such as elevated listing visibility, paid media coverage, and a dedicated support queue.
Our Buyer Services
We provide buyers with tools to communicate directly with sellers, receive quick responses, negotiate prices, and access multiple payment methods for a convenient checkout experience. We curate our buyers’ feeds to target their specific tastes and preferences and provide them with design inspiration through our expertly merchandised collections and our online editorial publications. Our customized private client and trade service teams provide high-touch human support for consumer and trade buyers. Our buyer services include:
•Buyer-Seller Communication: Given the unique inventory available on our online marketplace and the relatively high price points, buyers are likely to have questions regarding origin and item attributes. We have developed tools to facilitate communication between sellers and buyers and have added incentives for sellers to respond quickly. The majority of our sellers respond to inquiries in less than two hours.
•Negotiations: Negotiation is a common purchase format in our verticals. Buyers can negotiate via the “Make Offer” experience, and also receive a personalized “Private Offer” after initiating a conversation with a seller or “favoriting” an item.
•Mobile: During the year ended December 31, 2021, the majority of user sessions came to our online marketplace via a mobile device, either by browsing our mobile site or by using our highly rated mobile app. The bulk of our users are browsing via our mobile site. Our app users take advantage of app-specific features, including local shopping, personalized notifications, and the ability to “see” items in their homes via our augmented reality feature. While app sessions only make up approximately 6% of total sessions during the year ended December 31, 2021, they accounted for approximately 16% of total order volume.
•Personalization: Using a wide array of data, including from our users’ preferences, site engagement, and item and seller attributes, we create many personalized experiences. These include alerts when new items from followed creators are listed, item recommendations, discovery feeds, and highly contextual emails.
•Guided Shopping: Storytelling, curation, and inspiration are core tenets of our user experience. Our buyers can browse top-rated interior designers’ portfolios for inspiration, discover iconic products via our catalog of Iconic Designs, or learn about the latest trends in our editorial, Introspective. Our recent integration with Apple News allows a broader audience of users to discover 1stDibs.
Our Technology and Data
Technology powers all aspects of our business. Our proprietary services-based architecture built over eight years is the foundation of our platform. It is designed to connect sellers and buyers worldwide, enabling online transactions of unique products by removing purchase frictions. We have tailored our platform to meet the requirements of our sellers, buyers, and our internal operations. We utilize the latest technologies to ensure security, performance, and scalability. Key features of our technology platform include:
•Services-based Architecture: Allows us to scale individual parts of the platform independently from others, increasing engineering efficiency. It also facilitates using different programming languages appropriate for specific tasks, including python for machine learning, java for big data jobs, and node for front end integrations.
•Proprietary Database: Includes taxonomies, structured metadata, an expansive catalog of luxury brands and designers, and an extensive library of luxury design products, product attributes, and pricing data.
•Big Data: Leverages browsing history on our platform, followed searches, “favorited” items, and previous purchases to generate personalized emails and on-site recommendations. Provides the ability to predict the relative likelihood of an item selling, as compared with other items, based upon price point and the quality of the listing, images, and shipping quotes.
•Scalable Page Creation: Utilizes unstructured on-platform search query data to create new indexable pages automatically to increase our long-tail organic search traffic and enable broader SEO/SEM coverage.
•System Security and Business Continuity: Infrastructure has been designed to adhere to industry best practices for secure storage and management of all sensitive data, including encryption (for data at rest as well as in transit), access logging, and internal change controls. Physical and logical access controls are in place, and personally identifiable information is obfuscated. Utilize third-party servers across multiple availability zones with data securely backed up in real time across multiple regions, with ability to rapidly migrate to alternative data centers.
Marketing
We acquire new buyers and drive traffic to our online marketplace through a mix of direct response marketing channels, with an emphasis on digital and direct mail. Our focus is on efficient growth. We derive a relatively low percentage of our traffic and orders from paid media. During the year ended December 31, 2021, we estimate that approximately 68% of new user sessions came from non-paid channels, including organic search, direct web, direct app, organic social, email, and referral.

We utilize user data and rigorous A/B testing to improve the user experience, and continuously optimize the performance of our marketing campaigns and channels. We use highly targeted promotional incentives, where appropriate, to profitably acquire and retain buyers. This data-centric approach has led to significant growth across all channels.
We focus on engaging and retaining our users with personalized experiences and elevated storytelling. We understand user preferences from their discovery and purchase history and use that data to recommend products that are most likely to drive engagement, conversion, and repeat purchasing. We offer Private Client services to our most engaged consumers, and cultivate interior designer retention through the Trade 1st program. We communicate with our buyers primarily through email, site, text, mobile push notifications, print catalogues, and organic social.
We acquire new sellers through a combination of partnerships with leading industry fairs, inbound applicants who primarily find us by word of mouth from other sellers, as well as focused lead sourcing from fairs, association, and industry groups. We review all applications from these efforts, tier them according to desirability based on their inventory quality and “salability” onsite, and then invite the approved sellers to join our online marketplace.
Services and Logistics
We are committed to offering exceptional service as an integral part of a digital luxury experience. Our 1stDibs Promise, includes a price-match guarantee, comprehensive buyer protection, insured global delivery and more. Our Marketplace Trust team oversees anti-money laundering, fraud protection, and seller performance. In addition, we provide Private Clients and trade buyers who have achieved specified spend threshold with a dedicated sales specialist and exclusive benefits. We provide additional benefits to trade buyers, including trade exclusive pricing, buyer incentives, priority support, sourcing expertise, and enhanced buyer protection, among others. Our customer experience team helps ensure the satisfaction of sellers and buyers by addressing and assisting in the resolution of questions relating to orders, deliveries, returns, and disputes, including our buyer protection program. Our logistics team works closely with leading global logistics providers to facilitate seamless delivery from the sellers’ locations directly to buyers, both within the United States and internationally.
Our Employees, Culture, Values and Human Capital Resources
As of December 31, 2021, we had 365 full-time employees, including 102 in technology development, 123 in sales and marketing, 42 in general and administrative, and 98 in operations.
Our human capital resources objectives include attracting, developing, and retaining personnel and enhancing diversity and inclusion in our workforce to foster community, collaboration, and creativity among our employees, and support our ability to grow our business. To facilitate these objectives, we seek to foster a diverse, inclusive, and safe workplace, with opportunities for employees to develop their talents and advance their careers. In addition, we conduct an annual employee survey to gauge employee engagement and identify areas of focus.
Data Security and Protection
We are committed to the security of the sellers and buyers who transact business on our online marketplace. We collect and store certain personally identifiable information provided by our sellers and buyers and other third parties with whom we transact business, such as names, email addresses, and the details of transactions. We do not directly collect, transmit, and store personal financial information such as credit card data and other payment information and rely on third-party payment processors who provide these services on our behalf. The collection, transmission, and storage of such information is subject to stringent legal and regulatory obligations. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to seller and buyer data. We undertake administrative and technical measures to protect our systems and the consumer data those systems process and store. We have developed policies and procedures designed to manage data security risks, including employment of technical security defenses and continual monitoring of servers and systems. Further, as part of our efforts to protect sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. We also use third parties to assist in our security practices and prevent and detect fraud. We intend to continue to invest in efforts associated with the detection and prevention of security breaches and any security-related incidents.
Regulatory
Our business is subject to foreign and domestic laws and regulations applicable to companies conducting business on the Internet and in the resale market. These include laws governing areas such as personal privacy and data security, consumer protection, payment processing, sales and other taxes, and unfair and deceptive trade practices, among other areas. Related laws may govern the manner in which we store or transfer sensitive information, or impose obligations on us in the event of a security breach or inadvertent disclosure of such information. International jurisdictions impose different, and sometimes more stringent, consumer and privacy protections.

We list luxury design products from numerous sellers located throughout the United States and from over 55 countries, and the items we list from our sellers may contain materials that are subject to regulation by international, federal, state, and local governments and other regulatory authorities. In addition, numerous U.S. states and municipalities have regulations regarding the handling of antique and vintage items and licensing requirements of antique and vintage dealers. Our business activities are also subject to various restrictions under U.S. export and similar laws and regulations, as well as various economic and trade sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Further, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide sellers and buyers access to our platform or could limit our sellers’ and buyers’ ability to access or use our services in those countries.
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
New legislation or regulation or changes thereof due to federal elections, the application of laws from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and e-commerce generally could result in significant additional compliance costs and responsibilities for our business.
Competition
We compete with a broad range of vendors of new and pre-owned luxury design products, including traditional brick-and-mortar entities, such as department stores, branded luxury goods stores, and specialty retailers, and entities providing access to more unique luxury goods, such as galleries, boutiques, and auction houses. We also compete with the online offerings of these traditional retail entities, as well as online marketplaces that may offer the same or similar goods and services that we offer.
We believe that we compete effectively based on the volume and assortment of unique luxury design products available on our online marketplace, our brand awareness and history built on trust and authenticity, the experience and value proposition we offer to sellers and buyers, and the scale of our online marketplace.
Intellectual Property
We rely on a combination of intellectual property rights, contractual protections, and other practices to protect our brand, proprietary information, technologies and processes. We primarily rely on copyright and trade secret laws to protect our proprietary technologies, and processes, including the algorithms we use throughout our business. Our principal trademark assets include the registered trademark “1stDibs” and our logos and taglines. Our trademarks are valuable assets that support our brand and consumers’ perception of our services and merchandise. We also hold the rights to the “1stDibs.com” Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. Although we do not currently have any issued patents, we may pursue patent protection for aspects of our technology in the future. We seek to protect our proprietary information, in part, by entering into confidentiality and proprietary rights agreements with our employees and independent contractors. Our employees are also subject to invention assignment agreements. See “Risk Factors—Risks Relating to Intellectual Property.”
Facilities
Our corporate headquarters are located in New York, New York, where we currently lease approximately 42,000 square feet under a lease agreement that expires on December 31, 2029. We also lease facilities in Doylestown, Pennsylvania and Wyboston, United Kingdom.
We believe that our facilities are suitable to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed on commercially reasonable terms to accommodate any such growth.
Website Access to Company’s Reports
Our website address is www.1stdibs.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.
Disclosure Information

In compliance with disclosure obligations under Regulation FD, 1stDibs announces material information to the public through a variety of means, including filings with the SEC, press releases, public conference calls, and webcasts, as well as the investor relations website.

Item 1A.    Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K., including our audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before investing in our common stock. If any of the following risks are realized, in whole or in part, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and prospects.
Risks Related to Our Business and Industry
We have a history of operating losses, and we may not achieve or maintain profitability in the future, which in turn could negatively impact our financial condition and our stock price.
We incurred net losses of $21.0 million, $12.5 million, and $29.9 million during the fiscal years ended December 31, 2021, 2020, and 2019, respectively. We had an accumulated deficit of $268.5 million as of December 31, 2021. We expect to incur significant losses in the future. We will need to generate and sustain increased revenue levels or reduce operating costs materially in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We expect that our operating expenses will increase substantially for the foreseeable future as we hire additional employees, invest in expanding our seller and buyer base and deepening our existing seller and buyer relationships, expand across and within product verticals, increase our marketing efforts and brand awareness, and invest in expanding our international operations. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These expenditures will make it more difficult for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we were to reduce our expenses, it could negatively impact our growth and growth strategy. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
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
We have experienced net revenue growth in recent periods, with net revenue of $102.7 million, $81.9 million, and $70.6 million during the fiscal years ended December 31, 2021, 2020, and 2019, respectively. You should not rely on our net revenue for any previous quarterly or annual period as any indication of our net revenue or revenue growth in future periods. As we grow our business, our net revenue growth rates may decelerate compared to prior years for a number of reasons, which may include more challenging comparisons to prior periods as our net revenue grows, slowing demand for our online marketplace, increasing competition, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, notwithstanding the general increase in online transactions, including for luxury purchases, our growth rates are likely to experience increased volatility, and may decelerate, as the COVID-19 pandemic evolves.
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

As a result of the COVID-19 pandemic, we have transitioned to an almost fully remote work environment. More recently, we have adopted plans for re-opening certain offices, initially on a voluntary basis, and have implemented a flexible work model that we anticipate will have us continue to operate on a significantly remote and geographically (including internationally) dispersed basis for the foreseeable future. This remote and dispersed work environment could have a negative impact on the execution of our business plans and operations. For example, if a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. Further, as the COVID-19 pandemic continues, we may experience disruptions if our employees, our sellers and buyers, or our third-party service providers’ employees become ill and are unable to perform their duties, and our operations, Internet, or mobile networks, or the operations of one or more of our third-party service providers, are impacted. The increase in remote working may also result in consumer privacy, IT security, and fraud vulnerabilities, which, if exploited, could result in significant recovery costs and harm to our reputation. Transitioning to a fully or predominantly remote work environment and providing and maintaining the operational infrastructure necessary to support a remote work environment also present significant challenges to maintaining compliance with state requirements such as employee income tax withholding, remittance and reporting, payroll registration, and workers’ compensation insurance. It may also negatively impact our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and beyond.
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
The COVID-19 pandemic has also led to broader economic consequences, such as supply chain disruptions, that may heighten other risks presented in this Annual Report on Form 10-K. Public health concerns, such as COVID-19, could also result in social, economic and labor instability in the localities in which we or our vendors, sellers, and buyers reside. Any of these uncertainties and actions we take to mitigate the effects of the COVID-19 pandemic and uncertainties related to the COVID-19 pandemic could harm our business, financial condition, and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19 Pandemic” for additional information about the impact of the COVID-19 pandemic on our business.
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
If we are unable to establish the authenticity of the items listed and sold through our online marketplace, our business, brand, and reputation could suffer.
We have built a trusted online marketplace with a reputation for authentic luxury design products as a result of our extensive vetting process. Our success depends on our ability to accurately and cost-effectively determine whether an item offered for listing, such as a piece of jewelry or work of art, is an authentic product. Our sellers undergo a comprehensive evaluation by our vetting specialists to ensure the integrity of their business practices. Our vetting specialists come from many of the leading auction and retail houses, brands and industry recognized art and design businesses. We also seek to reassure buyers that the items they are purchasing meet the highest marketplace standards. Our vetting process is led by experts with degrees in fine art, gemology, restoration, and art, with certificates in appraisal services, jewelry expertise, and connoisseurship, among others. We also seek to proactively resolve issues through communication and follow-up. Factors that could undermine our ability to maintain trust in our online marketplace include:
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
Regardless of the validity of any claims made against us, we may incur significant costs and efforts to defend against or settle them. If a governmental authority determines that we have aided and abetted the infringement of third-party intellectual property rights or the sale of counterfeit goods or if legal changes result in us potentially being liable for actions by sellers on our online marketplace, we could face regulatory, civil, or criminal penalties. Successful claims by third-party rights owners could require us to pay substantial damages or refrain from permitting any further listing of the relevant items. These types of claims could force us to modify our business practices, which could lower our revenue, increase our costs, or make our platform less user-friendly. Moreover, public perception that counterfeit or other unauthorized items are common on our online marketplace, even if factually incorrect, could result in negative publicity and damage to our reputation.
If we are deemed to be liable for fraudulent or unlawful activities of sellers who list stolen items on our online marketplace, our business and reputation could suffer.
Despite our vetting process, we may fail to prevent the listing of stolen goods on our online marketplace. Government regulators and law enforcement officials may allege that our services violate, or aid and abet violations of certain laws, including laws restricting or prohibiting the transferability and, by extension, the resale, of stolen goods. Our form of seller agreement includes a representation that the seller has the necessary right and title to the luxury design products the seller may list, and we include such a rule and requirement in our terms of service prohibiting the listing of stolen or otherwise illegal products. In addition, we have implemented other protective measures to detect such products. If these measures prove inadequate, we may be required to spend substantial resources to take additional protective measures which could negatively impact our operations. Any costs incurred as a result of potential liability relating to the alleged or actual sale of stolen goods could harm our business. In addition, negative publicity relating to the actual or perceived listing or sale of stolen goods using our services could damage our reputation and make our sellers and buyers reluctant to use our services. We could face liability for such unlawful activities. Despite measures taken by us to detect stolen goods, to cooperate fully with law enforcement, and to respond to inquiries regarding potentially stolen goods, any resulting claims or liabilities could harm our business.
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
Sellers work with a number of third-party services to deliver their items to buyers, including FedEx, UPS, and the United States Postal Service. Anything that prevents timely delivery of goods to buyers could harm sellers and could negatively affect our reputation. Delays or interruptions may be caused by events that are beyond the control of the delivery services, such as inclement weather, natural disasters, transportation disruptions, delays in customs inspections, terrorism, public health crises such as the COVID-19 pandemic, or labor unrest. The delivery services could also be affected by industry consolidation, insolvency, or government shut-downs. Although we have agreements with certain delivery services that enable us to provide pre-paid shipping labels as a convenience to sellers, our agreements do not require these providers to offer delivery services to sellers. Further, our competitors could obtain preferential rates or shipping services, causing sellers to pay higher shipping costs or find alternative delivery services. If the items sold through our online marketplace are not delivered in proper condition, on a timely basis or at shipping rates that buyers are willing to pay, our reputation and our business could be adversely affected.
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
We maintain an allowance for transaction losses, which consists primarily of losses resulting from our buyer protection program, including damages to products caused by shipping and transit, items that were not received or not as represented by the seller, and reimbursements to buyers at our discretion if they are dissatisfied with their experience. The provision for transaction losses also includes bad debt expense associated with our accounts receivable balance. Transaction loss expense associated with our buyer protection program accounted for approximately 81%, 88%, and 90% of the provision for transaction losses in the fiscal years ended December 31, 2021, 2020, and 2019, respectively, with discretionary buyer reimbursements, which are part of the buyer protection program, constituting a small portion thereof. However, our historical experience may not be indicative of future trends and transaction loss expense associated with our buyer protection program, including buyer reimbursements, or bad debt expense may increase or fluctuate from period to period. Further, our provision for transaction losses may fluctuate depending on many factors, including changes to our buyer protection programs and the impact of regulatory changes, and we may see the provision for transaction losses increase proportionally with our on-platform GMV and net revenue. If our allowance for transaction losses is insufficient, it could adversely affect our results of operations.
Our metrics and market estimates used to evaluate our performance are subject to inherent challenges in measurement, and real or perceived inaccuracies in those estimates may harm our reputation and negatively affect our business.
The metrics we use to evaluate our growth, measure our performance, and make strategic decisions are calculated using internal company data and assumption and estimates, and have not been validated by a third party. Certain metrics presented in this Annual Report on Form 10-K and other SEC filings are used by us in managing our business. Our metrics and market estimates may differ from estimates published by third parties or from similarly titled metrics of our competitors or peers due to differences in methodology or the assumptions on which we rely. Additionally, the metrics and forecasts relating to the size and expected growth of our addressable market may prove to be inaccurate. However, we believe that these figures are reasonable estimates, and we take measures to improve their accuracy, such as eliminating known fictitious or duplicate accounts. There are, nonetheless, inherent challenges in gathering accurate data across large online and mobile populations. For example, there may be individuals who have multiple email accounts in violation of our terms of service. If individuals have multiple unique email addresses that are undetected, then we could be overestimating the number of Active Buyers. Even if the markets in which we compete meet the size estimates and growth forecasted, our business could fail to grow at similar rates, if at all. If securities analysts or investors do not consider our market metrics to be accurate representations of our business, or if we discover material inaccuracies in such estimates, then the market price of our common stock could decline, our reputation and brand could be harmed, and our business, financial condition, and results of operations could be adversely affected.
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
We intend to deepen our penetration in our existing verticals for luxury design products and continue to explore additional verticals to serve existing, and attract new, sellers and buyers. If these additional verticals do not attract new sellers or buyers, our revenue may fall short of expectations, our brand and reputation could suffer, and we may incur expenses that are not offset by revenue. In addition, our business may suffer if we are unable to attract new and repeat sellers that supply the necessary high-end, appropriately priced, and in-demand luxury design products in these additional verticals, and these verticals may also have a different range of margin profiles than the pieces currently sold through our online marketplace. Additionally, as we enter new verticals, potential sellers may demand lower commissions than our current verticals, which would adversely affect our take rate and results of operations. Expansion of our offerings may also strain our management and operational resources, specifically the need to hire and manage additional authentication and market experts. We may also face increased competition from companies that are more focused on these verticals. If any of these were to occur, it could damage our reputation, limit our growth and harm our results of operations.
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
NFTs, and our NFT platform (including our facilitation of transactions in Ether, a cryptocurrency generated using the Ethereum protocol), may also be subject to regulations of the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of Treasury and the Bank Secrecy Act. Further, the Office of Foreign Assets Controls (“OFAC”) has signaled sanctions could apply to digital transactions and has pursued enforcement actions involving cryptocurrencies and digital asset accounts. The nature of many NFT transactions also involve circumstances which present higher risks for potential violations, such as anonymity, subjective valuation, use of intermediaries, lack of transparency, and decentralization associated with blockchain technology. In addition, the Commodity Futures Trading Commission has stated that cryptocurrencies, with which NFTs have some similarities, fall within the definition of “commodities.” If NFTs were deemed to be a commodity, NFT transactions could be subject to prohibitions on deceptive and manipulative trading or restrictions on manner of trading (e.g., on a registered derivatives exchange), depending on how the transaction is conducted. Moreover, if NFTs were deemed to be a “security,” it could raise federal and state securities law implications, including exemption or registration requirements for marketplaces for NFT transactions, sellers of NFTs, and the NFT transactions themselves, as well as liability issues, such as insider trading or material omissions or misstatements, among others. NFT transactions may also be subject to laws governing virtual currency or money transmission. For example, New York has legislation regarding the operation of virtual currency businesses. NFT transactions also raise issues regarding compliance with laws of foreign jurisdictions, many of which present complex compliance issues and may conflict with one another. Our launch and operation of our NFT platform (including our facilitation of transactions in Ether, a cryptocurrency, in connection therewith) expose us to the foregoing risks, among others, any of which could materially and adversely affect the success of our NFT platform and harm our business, financial condition, results of operations, reputation, and prospects.
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
We believe that maintaining our brand reputation is critical to driving seller and buyer engagement and trust. An important goal of our brand promotion strategy is establishing trust with our seller and buyer network. Maintaining our brand will depend largely on our ability to continue providing our sellers with service that is consistent with the level of quality associated with the luxury design products they are listing and on the quality of our vetting specialists who represent our brand to new and existing sellers. Our vetting specialists cultivate relationships with our seller base and vet the luxury design products that our sellers want to list. While we do assess the qualifications of all vetting specialists, this may not prevent illegal, improper, or otherwise inappropriate actions, such as theft, from occurring in connection with our services. Any negative publicity related to the foregoing could adversely affect our reputation and brand or could negatively affect demand for our services and harm our business, financial condition, and results of operations.
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
•maintaining or developing controls, procedures, and policies (including effective internal control over financial reporting and disclosure controls and procedures); and
•assuming liabilities related to the activities of the acquired business before the acquisition, including liabilities for violations of laws and regulations, commercial disputes, taxes, and other matters.
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
We believe that our existing cash and cash equivalents, together with cash generated from operations, will be enough to meet our anticipated cash needs for at least the next 12 months. We may require additional capital to grow our business, including the need to develop our online marketplace services, expand across and within product verticals, enhance our operating infrastructure, expand the markets in which we operate, and potentially acquire complementary businesses and technologies. Our future capital requirements will depend on many factors, including the emergence of competing online marketplaces and other adverse marketing developments; the timing and extent of our sales and marketing and technology and development expenditures; and any investments or acquisitions we may choose to pursue in the future. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or issuances of convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could suffer.
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
Our ability to attract, retain and motivate employees and contractors, including our in-house vetting specialists, is important to our success. Other companies, including our competitors, may be successful in recruiting and hiring our employees and contractors, and it may be difficult for us to find suitable replacements on a timely basis or on competitive terms. In addition, we may face challenges in connection with recruiting, hiring, and retaining qualified engineers and IT staff to support our operations. Qualified individuals are limited and in high demand, and we may incur significant costs to attract, develop and motivate them. Further, our future work environment strategy is continuing to evolve and may not meet the needs of our existing and potential future employees and they may prefer work models offered by other companies. If we fail to recruit and retain specialized employees and contractors, our ability to grow our business and our operations could suffer.
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

Geopolitical risks, such as those associated with Russia’s recent invasion of Ukraine, could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations.
The uncertain nature, magnitude, and duration of hostilities stemming from Russia’s recent military invasion of Ukraine, including the potential effects of sanctions limitations, retaliatory cyber-attacks on the world economy and markets, and potential shipping delays, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business. For example, if our shipping carriers are unable to fulfill orders in Russia or Ukraine, as is presently the case, the resultant disruptions to our delivery chain could negatively effect the timely delivery of our other orders, which could adversely affect our business and reputation. In addition, we rely on our payment processors to understand the destination of our payments to sellers. If our payment processors fail to follow newly imposed sanctions limitations, we may be at risk of being deemed to have violated such sanctions limitations. In addition, if we are overly conservative in our approach to canceling or pausing orders in Russia or Ukraine due to general instability in the area, the value of our brand could be harmed, which could negatively impact our business, financial condition, and results of operations.
If our insurance coverage is insufficient or our insurers are unable to meet their obligations, our insurance may not mitigate the risks facing our business.
We contract for insurance to cover a number of risks and potential liabilities. Our insurance policies cover areas such as general liability, errors and omissions liability, employment liability, business interruptions, data breach, crime, product liability and directors’ and officers’ liability. For certain types of business risk, we may not be able to, or may choose not to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate the risks we face, or we may have to pay high premiums and/or deductibles for the coverage we do obtain. Additionally, if any of our insurers becomes insolvent, it would be unable to pay any claims that we make.
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
For example, laws relating to online privacy are evolving differently in different jurisdictions. Federal, state, and non-U.S. governmental authorities, as well as courts interpreting the laws, continue to evaluate the privacy implications of the use of third-party “cookies,” “web beacons,” and other methods of online tracking. The United States, the European Union, and other governments have enacted or are considering legislation that could significantly restrict the ability of companies and individuals to collect and store user information, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools. In some cases, non-U.S. privacy, data protection, consumer protection and other laws and regulations are more restrictive than those in the United States. For example, the European Union traditionally has imposed stricter obligations under such laws than the United States. Consequently, the expansion of our operations internationally may require changes to the ways we collect and use consumer information.
Existing and future laws and regulations enacted by federal, state, or non-U.S. governments could impede the growth or use of the Internet or online commerce. It is also possible that governments of one or more countries may seek to censor content available on our online marketplace or may even attempt to block access to our online marketplace. If we are restricted from operating in one or more countries, our ability to attract or retain sellers and buyers may be adversely affected and we may not be able to grow our business as we anticipate.
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
The sale of certain items through our online marketplace is subject to regulation, including by regulatory bodies such as the U.S. Consumer Product Safety Commission, the Federal Trade Commission, the U.S. Fish and Wildlife Service and other international, federal, state, and local governments and regulatory authorities. These laws and regulations are complex, vary from state to state and change often. We monitor these laws and regulations and adjust our business practices as warranted to comply. We list luxury design products from numerous sellers located throughout the United States and from over 55 countries, and the items listed by our sellers may contain materials such as fur, python, ivory, and other exotic animal product components, that are subject to regulation or cultural patrimony considerations. Our standard seller terms and conditions require sellers to comply with applicable laws when listing their items. Failure of our sellers to comply with applicable laws, regulations and contractual requirements could lead to litigation or other claims against us, resulting in increased legal expenses and costs. Moreover, failure by us to effectively monitor the application of these laws and regulations to our business, and to comply with such laws and regulations, may negatively affect our brand and subject us to penalties and fines.
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
The increasing impact of and focus on ESG matters could increase our costs, harm our reputation, harm our relationships with employees, and adversely affect our financial results.
There has been increased focus, including by consumers, investors, employees, and other stakeholders, as well as by governmental and non-governmental organizations, on ESG matters. We intend to operate in line with our guiding principles and focus on the long-term sustainability of our business. From time to time, we may announce certain initiatives, including goals, regarding our focus areas, which may include environmental and sustainability matters, responsible sourcing, social investments and inclusion and diversity. We aim to create more economic opportunity for sellers, greater diversity in our workforce, and build long-term resilience by reducing our carbon footprint. Any failure by us to meet our commitments with regard to environmental, sustainability, responsible sourcing, social, and inclusion and diversity matters could negatively affect our brand, including harming our relationship with our employees, employee engagement, and retention, the willingness of our sellers and buyers to do business with us, or investors’ willingness to purchase or hold shares of our common stock, any of which could adversely affect our business, financial performance, and growth. Our reputation could be damaged if we, our sellers, and other relevant parties do not (or are perceived not to) act responsibly regarding ESG standards, or if we fail to appropriately respond to concerns raised by our consumers, investors, and other interested persons, which could have a material adverse effect on our business, financial condition, and results of operations. The costs to achieving our ESG goals, and the costs or potential impact from business decisions informed by ESG matters could have a material adverse effect on our business and financial condition. In addition, standards regarding ESG matters could develop and become more onerous both for us which could also result in costs that have a material adverse effect on our business and financial condition.
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
We rely on a combination of intellectual property rights, contractual protections, and other practices to protect our brand, proprietary information, technologies and processes. We primarily rely on copyright and trade secret laws to protect our proprietary technologies, and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademark “1stDibs” and our logos and taglines. Our trademarks are valuable assets that support our brand and consumers’ perception of our services and merchandise. We also hold the rights to the “1stDibs.com” Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation could suffer, we could incur significant expense establishing new brands and our results of operations could be adversely impacted. Although we do not currently have any issued patents, we may pursue patent protection for aspects of our technology in the future. We cannot predict whether any pending patent application will result in an issued patent that will effectively protect our intellectual property. Even if a patent issues, the patent may be circumvented or its validity may be challenged. In addition, we cannot provide assurance that every significant feature of technology and services will be protected by any patent or patent application. Further, to the extent we pursue patent protection for our innovations, patents applications may not result in issued patents, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain.
Third parties may challenge any patents, copyrights, trademarks, and other intellectual property and proprietary rights owned or held by us or may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks, and/or other proprietary rights. We may be required to spend significant resources to monitor and protect our intellectual property rights, and the efforts we take to protect our proprietary rights may not be sufficient. Even if we do detect violations, we may need to engage in litigation to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention away from standard business operations. In addition, our efforts may be met with defenses and counterclaims challenging the validity and/or enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are unenforceable. If we are unable to cost-effectively protect our intellectual property rights, then our business could be harmed. An adverse decision in any of these legal actions could limit our ability to assert our intellectual property or proprietary rights, limit the value of our intellectual property or proprietary rights or otherwise negatively impact our business, financial condition, and results of operations. If the protection of our intellectual property and proprietary rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to existing or potential sellers and buyers may become confused in the marketplace and our ability to attract sellers and buyers may be adversely affected.
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
We have been a private company and, as such, we have not been subject to the internal control and financial reporting requirements applicable to a publicly traded company. We are required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. In addition, as a public company, we will be subject to Section 404(a), which requires us to include a report on our internal controls, including an assessment of the effectiveness of our internal controls and financial reporting procedures. Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions, or investigations by regulatory authorities, which would require additional financial and management resources.
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
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in which the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we become a large accelerated filer, which means that we have been public for at least 12 months, have filed at least one annual report and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our then-most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
We may not be able to manage our transition effectively or efficiently to a public company.
We have incurred, and will continue to incur, significant legal, accounting, and other expenses that we did not incur as a private company. Our management team and other personnel will need to devote a substantial amount of time to, and we may not effectively or efficiently manage, our transition into a public company. For example, we are now subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the SEC and Nasdaq. To comply with the various requirements applicable to public companies, we must maintain effective disclosure and financial controls and corporate governance practices. If, notwithstanding our efforts to comply with these laws, regulations, and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Further, failure to comply with these rules might make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management. As such, we intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment has resulted, and may continue to result in, increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.
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
The rules and regulations such as the Sarbanes-Oxley Act have increased our legal and finance compliance costs and made some activities more time-consuming and costly. For example, Section 404 requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting. Beginning with our second annual report following our IPO, we will be required to provide a management report on internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company,” as defined in the JOBS Act.
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
An increasing number of states have considered or adopted laws that impose tax collection obligations on out-of-state sellers of goods. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al (“Wayfair”), that online sellers can be required to collect sales tax despite not having a physical presence in the state of the customer. In response to Wayfair, or otherwise, state or local governments and taxing authorities may adopt, or begin to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. In addition, our transition to an almost fully remote work environment in response to the COVID-19 pandemic may result in an increased number of states in which we have employees, which may result in sales tax obligations that we did not previously have. While we believe that we collect and remit sales taxes in every state that requires sales taxes to be collected, including states where we do not have a physical presence, the adoption of new laws by, or a successful assertion by the taxing authorities of, one or more state or local governments requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments and taxing authorities of sales tax collection obligations on out-of-state ecommerce businesses could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could harm our business and results of operations.
Our business and our sellers may be subject to sales tax, value-added tax (“VAT”), provincial taxes, goods and services tax, and other taxes.
The application of indirect taxes, such as sales and use tax, VAT, provincial taxes, goods and services tax, business tax and gross receipt tax, to businesses like ours and to our sellers and buyers is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and could change. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes apply to our business or to sellers’ businesses. For example, it is unclear whether sales tax statutes on digital goods apply to NFTs. One or more states, the federal government or other countries may seek to impose additional reporting, record-keeping, or indirect tax collection obligations on businesses like ours that facilitate online commerce. For example, the U.S. Congress considered the “Marketplace Fairness Act,” which would have granted states the authority to require certain online merchants to collect sales tax on online sales at the time a transaction is completed. Although this legislation was not passed, there is no assurance that it, or similar legislation, will not be re-introduced or adopted in the future. In addition, EU reforms to the VAT obligations for business to consumer e-commerce sellers and marketplaces went into effect in July 2021. In connection with these reforms, certain marketplaces will become the deemed supplier when they facilitate certain cross-border business to consumer transactions of their third-party sellers. As a result, marketplaces will be liable to collect, report, and remit the VAT due from the consumer. The United Kingdom has implemented similar VAT marketplace rules which went into effect in January 2021 and make facilitating marketplaces liable for the VAT collections for their overseas sellers. We are currently assessing the impact of these changes, which could materially affect our business operations. New taxes, both domestically and internationally, could also require us or sellers to incur substantial costs to capture data and collect and remit taxes. If such obligations were imposed, the additional costs associated with tax collection, remittance, and audit requirements could make selling through our online marketplace less attractive and more costly for sellers, which could harm our business.
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
We are subject to taxation in the United States and in numerous other jurisdictions. We record tax expense based on current tax payments and our estimates of future tax payments, which may include reserves for estimates of probable settlements of tax audits. At any time, multiple tax years could be subject to audit by various taxing jurisdictions. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be adversely impacted by changes in tax laws, changes in the mix of revenue among different jurisdictions, changes to accounting rules, and changes to our ownership or capital structure. Fluctuations in our tax obligations and effective tax rate could adversely affect our business.
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
We have incurred substantial net operating losses (“NOLs”), during our history. Unused NOLs may carry forward to offset future taxable income if we achieve profitability in the future, unless such NOLs expire under applicable tax laws. However, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs and other pre-change tax attributes to offset its post-change taxable income or other taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the company. We completed formal studies through August 18, 2021 to determine if any ownership changes within the meaning of Sections 382 and 383 of the Code have occurred. As a result of the studies, we determined that although we experienced an ownership change on July 28, 2015, the limitation from the ownership change will not result in any of the NOLs or tax credits expiring unutilized. No additional ownership changes have occurred through the date of the most recent study. In addition, the Company has started a formal study to update the August 18, 2021 study through December 31, 2021, which has not been completed as of the date of filing this Annual Report on Form 10-K. It is possible that we may experience an ownership change as a result of this study. In the event that we experience an ownership change within the meaning of Sections 382 and 383 of the Code as a result of the December 31, 2021 study or any future transactions in our stock, then we may be limited in our ability to use our NOL carryforwards to offset our future taxable income, if any.

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
Prior to our IPO, there was no public market for our common stock. An active market in our common stock may not develop or, if it does develop, it may not be sustainable or liquid enough for investors to sell their shares.
The market prices of the securities of other newly public companies have historically been highly volatile and markets in general have been highly volatile in light of the COVID-19 pandemic. Our stock price may be volatile and may decline, resulting in a loss of some or all of your investment. For example, our common stock has traded both above and below our IPO price. The trading price and volume of our common stock could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•trading activity by our principal stockholders and other market participants;
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
•other events or factors, including those resulting from global health crises such as the COVID-19 pandemic, war, incidents of terrorism, or responses to these events; and
•any other factors discussed in this Annual Report on Form 10-K or in the prospectus relating to our initial public offering.

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
The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that such sales could occur. All of the shares of common stock sold in our IPO are freely transferable without restriction or additional registration under the Securities Act of 1933, as amended (the “Securities Act”).
All of our executive officers, directors, and director nominees and the holders of substantially all of our equity were subject to lock-up agreements that restricted the equityholders’ ability to transfer shares of our common stock, subject to certain exceptions, during the period ending 180 days following the date of the prospectus relating to our IPO (the “Restricted Period”), provided, that the Restricted Period would terminate upon the opening of trading on the third trading day immediately following our public release of earnings for the second quarter following the most recent period for which financial statements are included in such prospectus. The lock-up agreements expired on November 15, 2021. As these resale restrictions have lapsed, the market price of our common stock could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.
In addition, we have registered all of the shares underlying outstanding options and any shares underlying other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance to the extent permitted by any applicable vesting requirements. Sales of stock by these equityholders or the perception that such sales could occur could adversely affect the trading price of our common stock.
Holders of 14,309,085 shares of our common stock as of December 31, 2021 have registration rights. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act, which are subject to the limitations of Rule 144. Sales of securities by any of these stockholders or the perception that such sales could occur could adversely affect the trading price of our common stock.
Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution to our stockholders and could cause the price of our common stock to decline.
We may issue additional common stock, convertible securities, or other equity in the future. We also expect to issue common stock to our employees, directors, and other service providers pursuant to our equity incentive plans. Additionally, as part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances could be dilutive to investors and could cause the price of our common stock to decline. New investors in such issuances could also receive rights senior to those of holders of our common stock.
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
The market price and trading market for our common stock will continue to be influenced by the research and reports that industry or securities analysts publish about us, our business, and our market. If one or more analysts adversely change their recommendation regarding our stock or change their recommendation about our competitors’ stock, our stock price could decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline or become volatile.
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

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our corporate headquarters are located in New York, New York, where we currently lease approximately 42,000 square feet under a lease agreement that expires on December 31, 2029. We also lease facilities in Doylestown, Pennsylvania and Wyboston, United Kingdom.
We believe that our facilities are suitable to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed on commercially reasonable terms to accommodate any such growth.
Item 3.    Legal Proceedings
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
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock has been listed on the Nasdaq Stock Market under the symbol “DIBS” since June 10, 2021. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of the close of business on February 15, 2022, there were approximately 21 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and future earnings and do not anticipate paying cash dividends in the foreseeable future. Any future decision to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our Board of Directors think are relevant.
Use of Proceeds from Public Offering of Common Stock
On June 14, 2021, we completed our IPO, selling 6,612,500 shares of our common stock at a price of $20.00 per share (including shares subject to the underwriters’ over-allotment option) for net proceeds of $123.0 million after deducting underwriters’ discounts and commissions, before deducting offering costs. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-256188), which was declared effective by the SEC on June 9, 2021.
There has been no material change in the planned use of the IPO proceeds as described in our final prospectus dated June 9, 2021 and filed with the SEC on June 10, 2021, pursuant to Rule 424(b) of the Securities Act. As of the date of this Annual Report on Form 10-K, we cannot predict with certainty all of the particular uses for the net proceeds, or the amounts that we will actually spend on the uses set forth in the prospectus.
Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our 2021 proxy statement set forth in the section titled “Securities Authorized for Issuance under Equity Compensation Plans” to be filed with the SEC within 120 days of the year ended December 31, 2021 (the “Proxy Statement”).

Performance Graph
We have presented below the cumulative total return to our stockholders in comparison to the Nasdaq Composite Index (Nasdaq Composite) and Russell 2000. All values assume a $100 initial investment at the market close on June 10, 2021, the date our common stock began trading on the Nasdaq Stock Market, through December 31, 2021. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Comparison of Cumulative Total Return
150
125
100
75
50
25
06/10/21
06/30/21
09/30/21
12/31/21
DIBS
NASDAQ Composite
Russell 2000

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Securities Act or the Exchange Act.
Item 6.    [Reserved]

Item 7.    Management’s Discussion And Analysis of Financial Condition And Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Company Overview
We are one of the world’s leading online marketplaces for connecting design lovers with many of the best sellers and makers of vintage, antique, and contemporary furniture, home décor, jewelry, watches, art, and fashion. We believe we are a leading online marketplace for these luxury design products based on the aggregate number of such listings on our online marketplace and our GMV. Our thoroughly vetted seller base, in-depth editorial content, and custom-built technology platform create trust in our brand and facilitate high-consideration purchases. By disrupting the way these items are bought and sold, we are both expanding access to, and growing the market for, luxury design products.
1stDibs began in 2000 with the vision of bringing the magic of the Paris flea market online by creating a listings site for top vintage and antique furniture sellers. Soon thereafter, we moved our headquarters to New York City and focused primarily on adding U.S.-based sellers to our site. The quality of our initial seller base enabled us to build a reputation in the design industry as a trusted source for unique luxury design products. Over the past two-plus decades, we have strengthened our brand and deepened our seller relationships. We launched our e-commerce platform in 2013 and transitioned to a full e-commerce marketplace model in 2016. We provide our sellers, the vast majority of which are small businesses, access to a global community of buyers and a platform to facilitate e-commerce at scale. Our sellers use our platform to manage their inventory, build their digital marketing presence, and communicate and negotiate orders directly with buyers. We provide our buyers a trusted purchase experience with our user-friendly interface, dedicated specialist support, and 1stDibs Promise, our comprehensive buyer protection program. We operate an asset-light business model which allows us to scale in a capital efficient manner. While we facilitate shipping and fulfillment logistics, we do not take physical possession of the items sold on our online marketplace.
As of December 31, 2021, we operate an e-commerce marketplace with over 4,700 seller accounts, compared to approximately 4,200 as of December 31, 2020, 4.3 million users compared to 3.5 million as of December 31, 2020, approximately 1.3 million listings, compared to 1.1 million as of December 31, 2020, and a seller stock value in excess of $14.0 billion as of December 31, 2021. Users represent non-seller visitors who register on our website and include both buyers and prospective buyers. Our seller stock value is the sum of the stock value of all available products listed on our online marketplace. An individual listing’s stock value is calculated as the item’s current price multiplied by its quantity available for sale. Products with the quantity available for sale listed as “unlimited” are counted as “1” in our calculations.
We have experienced substantial growth in recent periods. We grew our GMV to $447.5 million for the year ended December 31, 2021 from $342.6 million for the year ended December 31, 2020, a growth rate of 31%. We grew our net revenue to $102.7 million for the year ended December 31, 2021 from $81.9 million for the year ended December 31, 2020, a growth rate of 25%. In the year ended December 31, 2021, we generated a net loss of $(21.0) million and Adjusted EBITDA of $(16.5) million, compared to a net loss of $(12.5) million and Adjusted EBITDA of $(6.6) million for the year ended December 31, 2020. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.
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
Prior to the IPO, deferred offering costs, which consist of direct incremental legal, accounting, and other third-party fees relating to the IPO, were capitalized in other current assets on the consolidated balance sheets. Upon completion of the IPO, the

$5.5 million of deferred offering costs were reclassified into additional paid-in capital and accounted for as a reduction of the IPO proceeds in the consolidated balance sheets.
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
As a result of the COVID-19 pandemic, we transitioned to an almost fully remote work environment. More recently, we have re-opened certain offices on a voluntary basis, and have implemented a flexible work model that we anticipate may have us continue to operate on a significantly remote and geographically dispersed basis for the foreseeable future.
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
Our Business Model
We generate revenue primarily from fees from our seller marketplace services as well as other services, including advertisements and software services.
Seller Marketplace Services
Seller marketplace services consist of subscriptions, listings, and marketplace transactions and accounted for 96% of our net revenue in each of the years ended December 31, 2021, 2020, and 2019.
Subscription & Listing Fees
Our sellers pay annual subscription fees to access our online marketplace, which allows them to promote and list their items and execute successful purchase transactions with buyers. Our subscription revenue grows as we bring new sellers to our online marketplace. We earn listing fees from sellers who are subscribed to our online marketplace, on a per item basis, as directed by the seller to promote certain items at the seller’s discretion. Sellers do not pay a listing fee for a basic listing on our online marketplace, but can choose to pay for other listing fees, which provide promotional advantages over the basic listing. Subscription fees accounted for 23%, 27%, and 28% of our net revenue in the years ended December 31, 2021, 2020, and 2019, respectively. Our ability to maintain the level of our annual subscription fee rates depends on our ability to continue to generate sales for our sellers, which in turn depends on our ability to drive GMV growth, as GMV increases the network effect on our online marketplace.
Marketplace Transaction Fees
Our sellers pay us a commission fee and a processing fee for the successful sale of an item listed on our online marketplace. We have a commission fee structure that is a function of the item’s category and price. Our commission fees range from 5% to 50% and processing fees are 3%, net of expected refunds. Our marketplace transaction fees represent the majority of our net revenue and accounted for 71%, 67% and 64% of our net revenue in the years ended December 31, 2021, 2020, and 2019, respectively.

Other Services
Other services consist of advertisements and software services and accounted for 4% of our net revenue in each of the years ended December 31, 2021, 2020, and 2019. Advertising revenue is generated when impression-based ads are displayed on our online marketplace on our sellers’ behalf. Software services revenue consists of monthly and annual subscriptions sold through our Design Manager subsidiary allowing users, typically interior designers, to access our project management and accounting software.
Key Operating and Financial Metrics
We use the following key metrics and non-GAAP measures to measure our performance, identify trends affecting our business, and make strategic decisions:
•Gross Merchandise Value;
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

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
GMV	$447,471	$342,586	$279,010
Number of Orders	158,061	127,911	102,606
Active Buyers	72,420	58,159	45,955
Adjusted EBITDA (unaudited)	$(16,493)	$(6,637)	$(24,951)
Gross Merchandise Value
We define GMV as the total dollar value from items sold by our sellers through 1stDibs in a given month, minus cancellations within that month, and excluding shipping and sales taxes. GMV includes all sales reported to us by our sellers, whether transacted through the 1stDibs marketplace or reported as an offline sale. We define “on-platform GMV” as GMV based only on sales placed or reported through the 1stDibs marketplace, thus on-platform GMV is a subset of GMV. Offline sales consist of sales completed by a small number of sellers outside of our online marketplace and reported to us by these sellers in exchange for increased marketing exposure and/or slightly lower commission rates on both their on-platform and offline sales. We do not intend to add new sellers to this program. On-platform GMV accounted for $432.6 million, or 97% and $328.8 million, or 96% of GMV in the years ended December 31, 2021 and 2020, respectively. We view GMV as a measure of the total economic activity generated by our online marketplace and as an indicator of the scale and growth of our online marketplace and the health of our ecosystem. Our historical growth rates for GMV may not be indicative of future growth rates in GMV.
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
Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below, in the section titled “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.
Sourcing and Quality of Our Highly-Curated Luxury Supply
Our success depends in part on our ability to source luxury design products for our online marketplace through attracting and retaining leading and vetted sellers. Our revenue, brand, and network effect depend on the quality, authenticity, and exclusivity of the luxury design products available through our online marketplace. The total seller stock value on our online marketplace is in excess of $14.0 billion as of December 31, 2021. We have a diverse, non-concentrated base of over 4,700 seller accounts. As a leading at-scale online marketplace for luxury design products, we believe we are able to attract and onboard sellers seamlessly with very little marginal seller acquisition cost. A key driver of the increase in our seller stock value has been our over two decades, time-tested relationships with our seller base.
Growth and Retention of our Active Buyers
Our success depends in part on our ability to grow and retain our Active Buyer base. Our number of Active Buyers increased to 72,420 as of December 31, 2021 from 58,159 as of December 31, 2020. The total Number of Orders placed or reported through the 1stDibs marketplace for the year ended December 31, 2021 was 158,061, up from 127,911 for the year ended December 31, 2020. We had no Active Buyers who represented 1% or more of on-platform GMV for the year ended December 31, 2021.
With an AOV of above $2,700 in the year ended December 31, 2021, Active Buyers drive our on-platform GMV and net revenue and contribute to the network effects that allow us to attract new sellers and exclusive inventory.
We have been able to grow our on-platform GMV from both new and existing buyers. While we continue to acquire new buyers, the share of on-platform GMV from existing buyers has remained stable, indicating our ability to retain a high-quality, stable buyer base.

Active Buyers
80,000
60,000
40,000
20,000
—
72,462
58,159
45,955
12/31/19
12/31/20
12/31/21

Number of Orders
200,000
150,000
100,000
50,000
—
102,606
127,911
158,061
12/31/19
12/31/20
12/31/21

We define new buyers as those who placed their first order on our online marketplace. The figures below represent our on-platform GMV from our online marketplace by buyer cohort for the year ended December 31, 2021.

We expect growth in new buyers to be driven by further penetration of the luxury consumer market, including growing our business in non-U.S. markets. In addition, we expect GMV to be driven by an increase in Active Buyers and continued strength in existing buyers.
Other Factors Affecting Our Performance
Our results of operations are impacted by a number of other factors, including, but not limited to, those discussed below. The extent to which these factors may positively or negatively impact our GMV and our results of operations, including our net revenue and gross profit, will depend in large part on the degree to which we are able to successfully achieve the following growth strategies, as well as the impact the ongoing COVID-19 pandemic may have on our business and on our seller and buyer base.
International Growth
Our growth will depend in part on international sellers and buyers, both of which constitute an increasing portion of our online marketplace transactions. On-platform GMV from buyers in non-U.S. markets constituted 19% in year ended December 31, 2021, representing a large untapped international opportunity. Currently, our sellers and buyers are based in over 100 countries. Our long-term strategy is to localize the user experience by providing technology solutions such as translation and payment capabilities, focus on local marketing efforts through organic search, email, performance-based marketing, and optimized public relations, and customize content and collections to suit regional tastes. As of December 31, 2021, we had over 4,700 seller accounts and 40% of the supply on our online marketplace came from outside the United States.
Diversify Product Verticals
Historically, our largest vertical by GMV has been antique and vintage furniture. Our unique product offerings in this vertical have inspired brand loyalty and increased demand for other luxury design products on the 1stDibs marketplace allowing us to expand into adjacent verticals, including new and custom furniture, jewelry, and art. Antique and vintage furniture comprised less than 50% of our on-platform GMV in the years ended December 31, 2021 and 2020. We expect antique and vintage furniture to account for less than 50% of on-platform GMV for the foreseeable future as we are investing in our new and custom furniture, jewelry, art, fashion, and NFT verticals. We anticipate these verticals will account for an increasing percentage of our on-platform GMV for the foreseeable future. Our new and custom furniture, jewelry and watches, art, and NFT verticals together comprised 46% of each of our years ended December 31, 2021 and 2020 on-platform GMV. Our brand and operating track record in existing verticals allow us to unlock valuable supply across adjacent and new verticals, increasing the exclusive products available on our online marketplace, thereby increasing the LTV of our new and existing buyer cohorts. We aim to continue to diversify into new verticals so that we can grow our future revenue streams.
Growth in Brand Awareness
While we have grown to-date largely due to strong brand awareness from direct and organic channels such as word of mouth referrals, we have ample opportunity to drive further engagement with new and existing buyers. As we continue to build and maintain our buyer base, we plan to launch additional marketing campaigns with leading design industry organizations, interior designers, and influencers, host events and enter into partnerships with leading luxury brands and develop new and compelling editorial content. While a large portion of our advertising spend is dedicated to performance-based marketing, we have opportunities to explore relatively untapped channels, such as television, radio, podcasts, and online display, to bolster engagement on our online marketplace. As many users may continue to view 1stDibs primarily as a vintage and antique furniture marketplace, we have a substantial opportunity to educate our buyers on the breadth of our offerings and drive cross-vertical transactions.
Investment in Technology and Innovation
We have made, and will continue to make, significant investments in our platform to drive seller success through new tools, convert users to buyers, grow our long-term revenue and operating results, drive technological innovation, and enhance the overall experience of our online marketplace. As we continue to scale, we plan to invest in innovation to address the needs of our sellers and buyers and drive efficiencies in our business, localize our platform, and enter new verticals and geographies. Overall, investments in our platform are focused on maximizing traffic, increasing conversion rate, and improving the overall efficiency of our operations.
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
Our revenue recognition policies are discussed under “Critical Accounting Policies” and Note 2, “Summary of Significant of Accounting Policies,” to our consolidated financial statements.
Cost of Revenue
Cost of revenue includes payment processor fees, hosting expenses, and resold software usage and services. Cost of revenue also includes expenses associated with payroll, employee benefits, stock-based compensation, consulting costs, amortization of internal-use software, and other headcount-related expenses associated with operations personnel supporting revenue-related operations. A portion of rent, related facilities and maintenance costs, and depreciation of property and equipment related to a gallery space used by us is also allocated to cost of revenue. A Surrender Agreement for the gallery lease was entered into in December 2019.
In certain transactions where our shipping services are elected by sellers, we facilitate shipping of items purchased from the seller to the buyer. The difference between the amount collected for shipping and the amount charged by the shipping carrier is included in cost of revenue in the consolidated statements of operations. We do not own or manage inventory or directly manage fulfillment and shipping.
Gross Profit and Gross Margin
Gross profit is net revenue less cost of revenue, and gross margin is gross profit as a percentage of net revenue. Gross profit has been, and will continue to be, affected by various factors, including leveraging economies of scale, the costs associated with hosting our platform, the level of amortization of our internal-use software, and the extent to which we expand our operations. We expect that our gross margin will fluctuate from period to period depending on the interplay of these various factors.
Operating Expenses
Operating expenses consist of sales and marketing, technology development, general and administrative, and provision for transaction loss expenses. We include stock-based compensation expense in connection with the grant of the stock options in the applicable operating expense category based on the respective equity award recipient’s function.
Sales and Marketing
Sales and marketing expenses include advertising expense, payroll, employee benefits, stock-based compensation, rent and related facilities and maintenance costs related to our gallery space, depreciation of property and equipment related to the gallery, promotional discounts offered to new and existing buyers, incentives offered to select buyers who reach a certain purchase amount threshold, and other headcount-related expenses associated with the sales and marketing personnel. Advertising expenses consist primarily of costs incurred promoting and marketing our services, such as costs associated with acquiring new users through performance-based marketing, print advertising, email, and events. Promotional discounts and incentives represent incentives solely to end buyers and, therefore, are not considered payments made to our customers. Buyers are not our customers because access to the 1stDibs marketplace is free for buyers, and we have no performance obligations with respect to buyers.
Technology Development
Technology development expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with engineering and product development personnel and consulting costs related to technology development. We expense all technology development expenses as incurred, except for those expenses that meet the criteria for capitalization as internal-use software.
General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation, rent and related facilities and maintenance costs, other headcount-related expenses associated with finance, facility and human resources related personnel, depreciation and amortization of property and equipment, business liability insurance, and legal, accounting, and professional fees. We expense all general and administrative expenses as incurred.
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
Results of Operations
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net revenue	$102,731	$81,863	$70,567
Cost of revenue	32,167	25,948	23,718
Gross profit	70,564	55,915	46,849
Operating expenses:
Sales and marketing	47,414	36,526	44,170
Technology development	19,110	16,510	15,162
General and administrative	21,293	12,565	15,200
Provision for transaction losses	5,191	3,820	3,499
Total operating expenses	93,008	69,421	78,031
Loss from operations	(22,444)	(13,506)	(31,182)
Other income (expense), net:
Interest income	146	194	718
Interest expense	(16)	(14)	(536)
Other, net	1,372	809	738
Total other income (expense), net	1,502	989	920
Net loss before income taxes	(20,942)	(12,517)	(30,262)
(Provision for) benefit from income taxes	(21)	(11)	409
Net loss	$(20,963)	$(12,528)	$(29,853)

The following table summarizes our results of operations as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Net revenue	100%	100%	100%
Cost of revenue	31	32	34
Gross profit	69	68	66
Operating expenses:
Sales and marketing	46	44	63
Technology development	19	20	21
General and administrative	21	15	21
Provision for transaction losses	5	5	5
Total operating expenses	91	84	110
Loss from operations	(22)	(16)	(44)
Other income (expense), net:
Interest income	—	—	1
Interest expense	—	—	(1)
Other, net	2	1	1
Total other income (expense), net	2	1	1
Net loss before income taxes	(20)	(15)	(43)
(Provision for) benefit from income taxes	—	—	1
Net loss	(20)%	(15)%	(42)%
Comparison of the Years Ended December 31, 2021 and 2020
Net Revenue

	Year Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Net revenue	$102,731	$81,863	$20,868	25%
Net revenue was $102.7 million for the year ended December 31, 2021, as compared to $81.9 million for the year ended December 31, 2020. The increase of $20.9 million, or 25%, was primarily driven by an increase in seller marketplace services revenue of $20.2 million. The increase in seller marketplace services revenue was primarily due to the $18.0 million increase in commission and processing fees as a result of the growth in our GMV. The growth in GMV is mainly due to an increase in order volume driven by growth in Active Buyers.
Cost of Revenue

	Year Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Cost of revenue	$32,167	$25,948	$6,219	24%
Cost of revenue was $32.2 million for the year ended December 31, 2021, as compared to $25.9 million for the year ended December 31, 2020. The increase of $6.2 million, or 24%, was primarily driven by increases in payment processing fees of $3.3 million and hosting fees of $0.7 million, consistent with our GMV growth. There were also increases of $2.8 million in shipping costs driven by an increase in shipping activities and shipping prices associated with our marketplace services, and $1.1 million in salaries and benefits due to higher headcount to support increased order volume. These increases were partially offset by a decrease in depreciation expense of $1.5 million as internal-use software capitalized projects were more substantial in fiscal years prior to 2020, and many of those assets are now fully amortized.
Gross Profit and Gross Margin
Gross profit was $70.6 million and gross margin was 68.7% for the year ended December 31, 2021, as compared to gross profit of $55.9 million and gross margin of 68.3% for the year ended December 31, 2020. The increase of gross profit and gross margin for the year ended December 31, 2021 were primarily driven by the increase in seller marketplace services revenue and decreases in amortization expense for capitalized internal-use software as a percentage of net revenue due to improved leverage of our technology platform as GMV grows partially offset by the increases in cost of revenue discussed above.
Operating Expenses
Sales and Marketing

	Year Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Sales and marketing	$47,414	$36,526	$10,888	30%
Sales and marketing expense was $47.4 million for the year ended December 31, 2021, as compared to $36.5 million for the year ended December 31, 2020. The increase of $10.9 million, or 30%, was primarily driven by an increase in performance-based marketing of $5.7 million in an effort to continue to drive our growth and an increase in promotional discounts and incentives of $3.0 million, partially due to the increase in GMV as well as the increased use of testing of promotional campaigns which are focused on buyer acquisition. There was also an increase in facility rent due to negative rent of $2.6 million recognized in the first quarter of the fiscal year ended December 31, 2020 related to the Surrender Agreement for our gallery space. These increases were partially offset by a decrease in depreciation expense of $1.3 million due to accelerated depreciation of our gallery leasehold improvements recognized in the first quarter of the year ended December 31, 2020 in connection with the Surrender Agreement for our gallery space.
Technology Development

	Year Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Technology development	$19,110	$16,510	$2,600	16%
Technology development expense was $19.1 million for the year ended December 31, 2021, as compared to $16.5 million for the year ended December 31, 2020. The increase of $2.6 million, or 16%, was primarily driven by an increase of $1.6 million in consulting fees for technology development, including costs to translate our website into new languages to help our international expansion, as well as an increase of $1.0 million in salaries and benefits due to higher headcount.
General and Administrative

	Year Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
General and administrative	$21,293	$12,565	$8,728	69%
General and administrative expense was $21.3 million for the year ended December 31, 2021, as compared to $12.6 million for the year ended December 31, 2020. The increase of $8.7 million, or 69%, was primarily driven by a $2.5 million increase in liability insurance, a $1.9 million increase in salaries and benefits due to higher headcount, a $1.5 million increase in professional services fees related to legal, audit, and accounting services, and a $1.2 million increase in stock-based compensation expense due to additional awards granted in the year ended December 31, 2021 and the higher valuation of our common stock. These expense increases were primarily related to our operations as a public company.
Provision for Transaction Losses

	Year Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Provision for transaction losses	$5,191	$3,820	$1,371	36%
Provision for transaction losses was $5.2 million for the year ended December 31, 2021, as compared to $3.8 million for the year ended December 31, 2020. The increase of $1.4 million, or 36%, was primarily driven by the growth in our GMV.
Other Income (Expense), Net

	Year Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Total other income (expense), net	$1,502	$989	$513	52%

Other income (expense), net was $1.5 million for the year ended December 31, 2021, as compared to $1.0 million for the year ended December 31, 2020. The increase of $0.5 million, or 52%, was primarily driven by an increase in foreign exchange gains.
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
The non-GAAP financial measures presented may not be comparable to similarly titled measures reported by other companies due to differences in the way that these measures are calculated. The non-GAAP financial measures presented should not be considered as the sole measure of our performance and should not be considered in isolation from, or as a substitute for, comparable financial measures calculated in accordance with GAAP. Further, these non-GAAP financial measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our consolidated statements of operations. Accordingly, these non-GAAP financial measures should be considered as supplemental in nature, and are not intended, and should not be construed, as a substitute for the related financial information calculated in accordance with GAAP. These limitations of Adjusted EBITDA include the following:
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
We define Adjusted EBITDA as our net loss, excluding: (1) depreciation and amortization; (2) stock-based compensation expense; (3) other income (expense), net; and (4) provision for income taxes. The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net loss	$(20,963)	$(12,528)	$(29,853)
Depreciation and amortization	3,112	6,023	5,150
Stock-based compensation expense	2,839	846	1,081
Other (income) expense, net	(1,502)	(989)	(920)
Provision for (benefit from) income taxes	21	11	(409)
Adjusted EBITDA (unaudited)	$(16,493)	$(6,637)	$(24,951)
Seasonality
We have historically experienced increased sales during the fourth-quarter holiday shopping season compared to the other quarters. This has generally resulted in increased GMV and net revenue during the fourth quarter of each fiscal year. We expect this seasonality to continue in future years. Our cost of revenue and marketing expenses also follow this trend, with the highest costs corresponding with the fourth quarter. We do not own or manage inventory or directly manage fulfillment and shipping. If our growth rates moderate, the impact of these seasonality trends on our results of operations may become more pronounced. We anticipate that gross margin may fluctuate from quarter to quarter based on variability in the costs associated with hosting our online marketplace and supporting order processing.
We intend to continue making investments in marketing to drive future net revenue growth. We also intend to continue investing in our technology development efforts to improve and expand our platform. We expect the majority of our technology development expenses will result from consulting or headcount-related expenses. General and administrative expenses are expected to increase in the future due to the additional costs to operate as a public company. We expect to continue to see an increase in provision for transaction losses as the volume of our on-platform GMV continues to grow.
Liquidity and Capital Resources
As of December 31, 2021, we had cash and cash equivalents of $168.2 million and an accumulated deficit of $268.5 million. Net cash used in operating activities was $4.4 million in the year ended December 31, 2021. We expect that operating losses and negative cash flows from operations could continue in the foreseeable future as we continue to invest in expansion activities. Our principal use of cash is to fund our operations and platform development to support our growth.
Based on our current plans, we believe our existing cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements through at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, the continuing market acceptance of our solutions and any investments or acquisitions we may choose to pursue in the future. We expect to incur substantial additional expenditures in the near term to support our ongoing activities. Additionally, we expect to incur additional costs as a result of operating as a public company. While management believes that our current cash and cash equivalents are sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months, we may need to borrow funds or raise additional equity to achieve our longer-term business objectives.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash used in operating activities	$(4,401)	$(3,443)	$(18,469)
Net cash (used in) provided by investing activities	(2,269)	1,286	(8,410)
Net cash provided by financing activities	120,050	1,562	60,956
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(16)	(14)	117
Net increase (decrease) in cash, cash equivalents, and restricted cash	$113,364	$(609)	$34,194
Cash Flows from Operating Activities
Net cash used in operating activities was $4.4 million for the year ended December 31, 2021, as compared to net cash used in operating activities of $3.4 million for the year ended December 31, 2020. The increase in net cash used of $1.0 million was primarily driven by a $8.4 million increase in net loss and a $1.8 million increase from the change in prepaid expenses primarily due to the significant increase in the premium associated with our directors and officers insurance related to our IPO, partially offset by a $4.1 million decrease from the increase in payables due to sellers due to a change in our seller payment policies in March 2021 that more closely aligns seller payments to the timing of the seller’s shipment of a confirmed order and a $3.1 million decrease from the increase in accrued expenses, primarily related to higher accruals for shipping expenses due to longer timelines for the completion and invoicing of shipments.

Cash Flows from Investing Activities
Net cash used in investing activities was $2.3 million for the year ended December 31, 2021, as compared to net cash provided by investing activities of $1.3 million for the year ended December 31, 2020. The increase in cash used of $3.6 million was primarily due to proceeds of $3.1 million from the repayment of notes receivable from related party during the year ended December 31, 2020.
Cash Flows from Financing Activities
Net cash provided by financing activities was $120.1 million for the year ended December 31, 2021, as compared to $1.6 million for the year ended December 31, 2020. The increase of $118.5 million primarily consists of the $123.0 million proceeds, net of underwriting discounts and commissions, from our IPO, offset by increased payments of deferred offering costs of $4.6 million. Additionally, proceeds from the exercise of stock options increased by $0.7 million.
Off-Balance Sheet Arrangements
For the periods presented, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Recent Accounting Pronouncements
See Note 2 “Summary of Significant of Accounting Policies” to our consolidated financial statements, for a description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows.
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
While our significant accounting policies are described in greater detail in Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements, we believe that the following policies are those most critical to the judgements and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
We generate revenue primarily from our seller marketplace services as well as other optional services including advertisements and software services sold to interior designers. Revenue is recognized as we transfer control of promised goods or services transfers to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We evaluate whether it is appropriate to recognize revenue on a gross or net basis based upon our evaluation of whether we obtain control of the specified goods or services by considering if we are primarily responsible for fulfillment of the promise, have inventory risk, or have latitude in establishing pricing and selecting suppliers, among other factors.
Seller Marketplace Services (Subscriptions, Listings, and Marketplace Transactions)
We sell subscriptions to access the 1stDibs.com marketplace, which allow sellers to promote and list items to be sold to buyers and execute successful purchase transactions with buyers. Through the subscription the sellers receive the benefit of marketplace activities, including listing items for sale, completing sales transactions, and payments processing, which represents a single stand-ready performance obligation. We have determined that our customers are sellers on our online marketplace since sellers pay for the use of our online marketplace to sell their inventory. We offer sellers annual subscriptions that are payable on a monthly basis. If during the annual subscription period a seller ceases to make its monthly payment, we are no longer obligated to provide the subscribed services and the seller can be terminated at our sole discretion.
We earn listing fees from sellers who are subscribed to our online marketplace on a per item basis as directed by the seller to promote certain items at the seller’s discretion.
We charge sellers commission and processing fees, for successful purchases through our online marketplace. The commission fees range from 5% to 50% and processing fees are 3%, net of expected refunds. If a seller accepts a return or refund of an on-platform purchase, the related commission and processing fees are refunded to the seller. We record discounts provided to the end buyer, to whom we have no performance obligation, such as promotional discounts, in selling and marketing expense, since the discounts are not related directly to the revenue source but rather used as a marketing tool and the seller is not made aware of the discounts provided to the end buyer.
For the items purchased through the 1stDibs marketplace, we collect the gross merchandise value from the buyer, but recognize the associated revenue on a net basis, which equates to the commissions and processing fees earned in exchange for the seller marketplace facilitation services. We do not take title to inventory sold or assume risk of loss at any point in time during the transaction, and we are authorized to collect consideration from the buyer and remit net consideration to the seller to facilitate the processing of the confirmed purchase transaction.
The subscription fee is recognized monthly, the commission and processing fees are recognized net of estimated refunds when the corresponding transaction is confirmed by the seller and buyer, and the listing fee is recognized ratably over time when the listing is publicly posted.
Advertisements
Advertising revenue is generated by displaying ads on the 1stDibs marketplace. For advertising services, we enter into agreements with advertisers, or sellers, in the form of signed insertion orders, which specify the terms of services and fees, prior to advertising campaigns being run. We recognize revenue from the display of impression-based ads in the period in which the impressions are delivered in accordance with the contractual terms of the seller insertion orders. Impressions are considered delivered when an ad is displayed to users.
Software Services
Through our subsidiary, Design Manager, we offer subscriptions to access software used by interior designers. Subscriptions do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts. We offer both monthly and annual subscriptions. For software services, we offer subscriptions to customers that are tailored to design firms as an end-to-end business solution for project management and accounting and enter into agreements with the customers through their acceptance of online terms of service, which specifies the terms of services and fees, prior to the customers receiving access to the software platform.
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives.
We capitalize costs related to internal-use software during the application development stage, including consulting costs and compensation expenses related to employees who devote time to the development projects. We record software development costs in property and equipment, net. Costs incurred in the preliminary stages of development activities and post implementation activities are expensed in the period incurred and are included in technology development in the consolidated statements of operations. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality.
Once the project is available for general release, capitalization ceases, and the asset can begin being amortized. Capitalized costs associated with internal-use software are amortized on a straight-line basis over their estimated useful life, which is generally three years.
When assets are sold or retired, the cost and related accumulated depreciation or amortization of assets disposed of are removed from the accounts, with any resulting gain or loss recorded in income from operations. Costs of repairs and maintenance are expensed as incurred.
Stock-Based Compensation
We measure all stock-based awards granted to employees, directors, and non-employees based on the fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the fair value of our common stock, expected stock price volatility, the expected term of the award, and the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. Expected volatility was calculated based on the implied volatilities from market comparisons of certain publicly traded companies and other factors. The expected option term was calculated based on the simplified method, which uses the midpoint between the vesting date and the contractual term, as we do not have sufficient historical data to develop an estimate based on participant behavior. The risk-free interest rate was based on the U.S. Treasury bond yield with an equivalent term. We have not paid dividends and have no foreseeable plans to pay dividends. The fair value of restricted stock units are estimated on the date of grant based on the fair value of our common stock.
The fair value of common stock underlying options has historically been determined by our board of directors, with input from management, and considering third-party valuations of our common stock. Because there has been no public market for our common stock, the board of directors has determined its fair value at the time of grant of the option by considering a number of objective and subjective factors, including financing investment rounds, operating and financial performance, the lack of liquidity of share capital, and general and industry specific economic outlook, among other factors. Subsequent to our IPO, the fair value of the underlying common stock is our closing stock price as reported on the Nasdaq.
Item 7A.    Qualitative and Quantitative Disclosures About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks are described below.
Interest Rate Sensitivity
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We held cash and cash equivalents of $168.2 million as of December 31, 2021. We generally hold our cash in non-interest-bearing checking accounts. Cash equivalents consist of amounts held in money market accounts. Due to the nature of our cash and cash equivalents, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our cash and cash equivalents. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, Euros, and British pounds, depending on the currency selection of the seller. Our cost of revenue and operating expenses are primarily denominated in U.S. dollars, except for our U.K. operations, which are denominated in British pounds. As our online marketplace continues to grow globally, our results of operations and cash flows may be subject to fluctuations due to the change in foreign exchange rates. To date, fluctuations due to changes in the Euro and British pound have not been significant, but we may experience material foreign exchange gains and losses in our statement of operations in the future. As of December 31, 2021, a 10% increase or decrease in current exchange rates would not have a material impact on our consolidated financial statements.
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated by requiring upfront payment for many of our services and due to our diverse customer base, dispersed over various geographic regions and industrial sectors. For the years ended December 31, 2021 and 2020, no single customer accounted for more than 10% of our net revenue. We maintain provisions for potential credit losses and such losses to date have been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded.
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of 1stdibs.com, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of 1stdibs.com, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
New York, New York
March 3, 2022

1STDIBS.COM, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$168,226	$54,862
Accounts receivable, net of allowance for doubtful accounts of $29 and $51 at December 31, 2021 and 2020, respectively	701	887
Prepaid expenses	3,951	1,603
Receivables from payment processors	2,142	3,052
Other current assets	867	3,665
Total current assets	175,887	64,069
Property and equipment, net	4,459	5,136
Goodwill	7,202	7,212
Intangible assets, net	1,164	1,352
Other assets	3,542	3,573
Total assets	$192,254	$81,342
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,729	$4,548
Payables due to sellers	10,225	4,493
Accrued expenses	13,745	9,452
Other current liabilities	3,512	4,918
Total current liabilities	32,211	23,411
Other liabilities	2,605	3,352
Total liabilities	34,816	26,763
Commitments and contingencies (Note 19)
Redeemable convertible preferred stock (Series A, B, C, C-1, and D), $0.01 par value; zero and 57,771,864 shares authorized as of December 31, 2021 and 2020, respectively; zero and 19,243,795 shares issued and outstanding as of December 31, 2021 and 2020, respectively; and aggregate liquidation preference of zero and $301,300 as of December 31, 2021 and 2020, respectively	—	298,525
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 10,000,000 and zero shares authorized as of December 31, 2021 and 2020, respectively; zero shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.01 par value; 400,000,000 and 105,767,092 shares authorized as of December 31, 2021 and 2020, respectively; 38,000,086 and 11,376,048 shares issued as of December 31, 2021 and 2020, respectively; and 37,991,529 and 11,376,048 shares outstanding as of December 31, 2021 and 2020, respectively	380	114
Additional paid-in capital	425,769	—
Accumulated deficit	(268,482)	(243,858)
Accumulated other comprehensive loss	(229)	(202)
Total stockholders’ equity (deficit)	157,438	(243,946)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$192,254	$81,342
See accompanying notes to the consolidated financial statements

1STDIBS.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net revenue	$102,731	$81,863	$70,567
Cost of revenue	32,167	25,948	23,718
Gross profit	70,564	55,915	46,849
Operating expenses:
Sales and marketing	47,414	36,526	44,170
Technology development	19,110	16,510	15,162
General and administrative	21,293	12,565	15,200
Provision for transaction losses	5,191	3,820	3,499
Total operating expenses	93,008	69,421	78,031
Loss from operations	(22,444)	(13,506)	(31,182)
Other income (expense), net:
Interest income	146	194	718
Interest expense	(16)	(14)	(536)
Other, net	1,372	809	738
Total other income (expense), net	1,502	989	920
Net loss before income taxes	(20,942)	(12,517)	(30,262)
(Provision for) benefit from income taxes	(21)	(11)	409
Net loss	(20,963)	(12,528)	(29,853)
Accretion of redeemable convertible preferred stock to redemption value	(7,061)	(15,095)	(13,744)
Net loss attributable to common stockholders	$(28,024)	$(27,623)	$(43,597)
Net loss per share attributable to common stockholders—basic and diluted	$(1.08)	$(2.50)	$(4.05)
Weighted average common shares outstanding—basic and diluted	26,059,744	11,034,620	10,772,486
See accompanying notes to the consolidated financial statements.

1STDIBS.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(20,963)	$(12,528)	$(29,853)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax of $0 for the years ended December 31, 2021, 2020, and 2019	(27)	43	28
Comprehensive loss	$(20,990)	$(12,485)	$(29,825)
See accompanying notes to the consolidated financial statements.

1STDIBS.COM, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 1, 2019	13,935,666	$193,823	10,604,511	$106	$—	$(178,583)	$(273)	$(178,750)
Impact of adoption of ASC 606	—	—	—	—	—	882	—	882
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $3,934	5,308,129	75,863	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	13,744	—	—	(2,212)	(11,532)	—	(13,744)
Issuance of common stock as acquisition consideration	—	—	173,477	2	789	—	—	791
Exercise of stock options	—	—	86,634	1	342	—	—	343
Stock-based compensation	—	—	—	—	1,081	—	—	1,081
Foreign currency translation adjustment	—	—	—	—	—	—	28	28
Net loss	—	—	—	—	—	(29,853)	—	(29,853)
Balances as of December 31, 2019	19,243,795	$283,430	10,864,622	$109	$—	$(219,086)	$(245)	$(219,222)
Accretion of redeemable convertible preferred stock to redemption value	—	15,095	—	—	(2,851)	(12,244)	—	(15,095)
Exercise of stock options	—	—	511,426	5	2,005	—	—	2,010
Stock-based compensation	—	—	—	—	846	—	—	846
Foreign currency translation adjustment	—	—	—	—	—	—	43	43
Net loss	—	—	—	—	—	(12,528)	—	(12,528)
Balances as of December 31, 2020	19,243,795	$298,525	11,376,048	$114	$—	$(243,858)	$(202)	$(243,946)
See accompanying notes to the consolidated financial statements

1STDIBS.COM, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	19,243,795	$298,525	11,376,048	$114	$—	$(243,858)	$(202)	$(243,946)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(19,243,795)	(305,586)	19,243,795	192	305,394	—	—	305,586
Issuance of common stock in connection with initial public offering, net of issuance costs of $14,762	—	—	6,612,500	66	117,422	—	—	117,488
Accretion of redeemable convertible preferred stock to redemption value	—	7,061	—	—	(3,400)	(3,661)	—	(7,061)
Issuance of common stock for acquisition of Design Manager	—	—	45,152	1	766	—	—	767
Issuance of common stock for exercise of stock options	—	—	677,569	7	2,722	—	—	2,729
Issuance of common stock for cashless exercise of warrants	—	—	35,665	—	—	—	—	—
Vested restricted stock units converted to common shares	—	—	800	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,865	—	—	2,865
Foreign currency translation adjustment	—	—	—	—	—	—	(27)	(27)
Net loss	—	—	—	—	—	(20,963)	—	(20,963)
Balances as of December 31, 2021	—	$—	37,991,529	$380	$425,769	$(268,482)	$(229)	$157,438

See accompanying notes to the consolidated financial statements

1STDIBS.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(20,963)	$(12,528)	$(29,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,112	6,023	5,150
Stock-based compensation expense	2,839	846	1,081
Change in fair value of deferred acquisition consideration	427	134	—
Provision for transaction losses and eCommerce returns	428	630	1,047
Amortization of costs to obtain revenue contracts	447	487	494
Amortization of debt issuance costs	—	—	334
Deferred rent	(194)	(2,837)	(2,006)
Deferred income taxes	—	—	(424)
Other, net	21	(11)	(149)
Changes in operating assets and liabilities:
Accounts receivable	52	(652)	(123)
Prepaid and other current assets	(1,145)	359	(2,993)
Receivables from payment processors	910	553	(1,883)
Other assets	(145)	(163)	499
Accounts payable and accrued expenses	5,055	2,219	2,794
Payables due to sellers	5,732	1,592	804
Other current liabilities and other liabilities	(977)	(95)	6,759
Net cash used in operating activities	(4,401)	(3,443)	(18,469)
Cash flows from investing activities:
Development of internal-use software	(2,110)	(1,782)	(4,191)
Proceeds from repayment of notes receivable with related party	—	3,112	—
Purchases of property and equipment	(129)	(44)	(1,911)
Acquisition of Design Manager, net of cash acquired	—	—	(2,308)
Other, net	(30)	—	—
Net cash (used in) provided by investing activities	(2,269)	1,286	(8,410)
Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	122,993	—	—
Proceeds from exercise of stock options	2,729	2,010	343
Proceeds from the issuance of Series D redeemable convertible preferred stock, net of issuance costs	—	—	75,863
Payment of deferred acquisition consideration	(640)	—	—
Repayment of long-term debt	—	—	(15,000)
Payment of deferred offering costs	(5,032)	(448)	—
Debt refinancing costs	—	—	(250)
Net cash provided by financing activities	120,050	1,562	60,956
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(16)	(14)	117
Net increase (decrease) in cash, cash equivalents, and restricted cash	113,364	(609)	34,194
Cash, cash equivalents, and restricted cash at beginning of the period	58,195	58,804	24,610
Cash, cash equivalents, and restricted cash at end of the period	$171,559	$58,195	$58,804

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$69	$11	$2
Cash paid for interest	16	14	456
Supplemental disclosure of non-cash activities:
Accretion of redeemable convertible preferred stock to redemption value	$7,061	$15,095	$13,744
Conversion of redeemable convertible preferred stock in connection with initial public offering	305,586	872	—
Change in deferred offering costs included in accounts payable and accrued expenses	(872)	—	—
Issuance of common stock as acquisition consideration	767	—	791
Deferred acquisition consideration	—	—	846
Impact of adoption of ASC 606	—	—	(882)
See accompanying notes to the consolidated financial statements

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of the Business and Basis of Presentation
Nature of the Business
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
The Company was incorporated in the state of Delaware on March 10, 2000 and is headquartered in New York, NY with additional offices in Pennsylvania and the United Kingdom.
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, 1stdibs.com, Ltd. and 1stdibs Design Manager, Inc. (“Design Manager”). All intercompany accounts and transactions have been eliminated in consolidation.
2.Summary of Significant Accounting Policies
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
Prior to the IPO, deferred offering costs, which consist of direct incremental legal, accounting, and other third-party fees relating to the IPO, were capitalized in other current assets on the consolidated balance sheets. Upon completion of the IPO, the $5.5 million of deferred offering costs were reclassified into additional paid-in capital and accounted for as a reduction of the IPO proceeds in the consolidated balance sheets.
Stock Split
On May 25, 2021, the Company’s Board of Directors approved an amended and restated certificate of incorporation of the Company effecting a 1-for-3 reverse stock split of the Company’s issued and outstanding shares of redeemable convertible preferred stock and common stock. This was approved by the stockholders on May 28, 2021, and the split was effected on May 28, 2021 without any change in the par value per share. All information related to the Company’s redeemable convertible preferred stock, common stock, common stock warrants, and stock options, as well as the per share amounts, have been retroactively adjusted to give effect to the 1-for-3 reverse stock split for all periods presented.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, provision for transaction losses, accounting for business combinations, determination of useful lives of property and equipment, valuation and useful lives of intangible assets, impairment assessment of goodwill, capitalization of internal-use software and determination of useful lives, valuation of common stock, stock option valuations, income taxes, and the recognition and disclosure of contingent liabilities. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency and Currency Translation
The functional currency for the Company’s wholly owned foreign subsidiary, 1stdibs.com, Ltd., is the British pound. Assets and liabilities of 1stdibs.com, Ltd. are translated into United States dollars at the exchange rate in effect on the balance sheet date. Income and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a translation adjustment, which is included in the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in foreign exchange gain in total other income, net in the consolidated statements of operations.
Segment Information
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker. The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. The Company’s single reportable and operating segment contains two reporting units: 1stDibs, which consists of the Company’s online marketplace that enables commerce between sellers and buyers; and Design Manager, which is the Company’s separate online platform that is used to sell a software solution to interior designers.
Business Combinations
The Company has made acquisitions in the past and may continue to make acquisitions in the future. In determining whether an acquisition should be accounted for as a business combination or asset acquisition, the Company first determines whether or not substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the single identifiable asset or the group of similar assets is not deemed to be a business and is instead deemed to be an asset. If this is not the case, the Company then further evaluates whether the single identifiable asset or group of similar identifiable assets and activities includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, the Company concludes that the single identifiable asset or group of similar identifiable assets and activities is a business. The Company made one acquisition during the year ended December 31, 2019, which was considered a business acquisition.
The Company accounts for business combinations using the acquisition method of accounting. Application of this method of accounting requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date, and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually. Transaction costs related to business combinations are expensed as incurred.
Long-lived assets, primarily consisting of goodwill and other intangible assets, represent the largest components of the Company’s acquisitions. The intangible assets that the Company has acquired include customer relationships, developed and acquired technology, trade names and associated trademarks. The intangible assets are valued using an income approach based on projected cash flows or a replacement cost approach. The estimated fair values of these intangible assets reflect various assumptions including discount rates, revenue growth rates, operating margins, terminal values, useful lives, and other prospective financial information.
Determining the fair values of the assets and liabilities acquired is judgmental in nature and can involve the use of significant estimates and assumptions. The judgments made in determining the estimated fair values assigned to the assets acquired, as well as the estimated life of the assets, can materially impact net income in periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. When the Company makes an acquisition, it also acquires other assets and assumes liabilities. These other assets and liabilities typically include but are not limited to, accounts receivable, accounts payable, and other working capital items. Because of their short-term nature, the fair values of these other assets and liabilities generally approximate the book values on the acquired entities’ balance sheets.
During the measurement period, which extends no later than one year from the acquisition date, the Company may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, all adjustments are recorded in the consolidated statements of operations and consolidated statements of comprehensive loss as operating gains or losses.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents are placed with large financial institutions that management believes are of high credit quality. At times, the Company’s cash balances with individual banking institutions are in excess of federally insured limits. The Company has not experienced any credit losses related to its cash and cash equivalents balance. As of December 31, 2021 and 2020, the Company had no single customer that represented more than 10% of the Company’s net revenue. The Company’s concentration of credit risk with respect to revenue is limited due to its diverse and geographically dispersed customer base.
Cash, Cash Equivalents, and Restricted Cash
The following represents the Company’s cash, cash equivalents, and restricted cash as of the periods presented:

	December 31,
	2021	2020	2019
Cash and cash equivalents	$168,226	$54,862	$55,470
Restricted cash	3,333	3,333	3,334
Total cash, cash equivalents and restricted cash	$171,559	$58,195	$58,804
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
Debt Issuance Costs
Debt issuance costs associated with the Company’s long-term debt agreements are recorded as a reduction of the carrying value of the long-term debt on the Company’s consolidated balance sheets and are amortized to interest expense over the term of the respective debt agreement using the effective interest method. During February 2019, the Company repaid all amounts associated with its long-term debt and amortized all remaining debt issuance costs upon repayment of its long-term debt (See Note 13).
Deferred Offering Costs
The Company capitalizes certain legal, accounting, and other third-party fees that are directly related to the Company’s in-process equity financings, including the Company’s IPO, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses in the Company’s consolidated statements of operations and consolidated statements of comprehensive loss. As of December 31, 2021, there were no deferred offering costs included in the Company’s consolidated balance sheets. As of December 31, 2020, the Company had deferred offering costs of $1.3 million, which are included in other current assets in the Company’s consolidated balance sheets.
Accounts Receivable, net
The Company’s accounts receivable are customer obligations that are unconditional and are recorded at the amounts billed to customers. Accounts receivable are presented net of an estimated allowance for doubtful accounts for amounts that may not be collectible on the Company’s consolidated balance sheets. The Company’s accounts receivable do not bear interest and do not require collateral or other security to support related receivables. The Company establishes an allowance for doubtful accounts as losses are estimated to have occurred through a provision for bad debt. Losses are charged against the allowance when management believes the un-collectability of a receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is evaluated on a regular basis by management and is based on past collection history and management’s evaluation of accounts receivable. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Account balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for doubtful accounts are recorded as a component of provision for transaction losses in the consolidated statements of operations.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Receivables from Payment Processors and Payables Due to Sellers
Receivables from payment processors represent amounts received from buyers via third-party payment processors, including credit card, PayPal, ApplePay, and ACH payments, which will be deposited by the payment processors to 1stDibs’ bank accounts for payment to sellers and shipping carriers. The Company also collects sales tax from buyers on behalf of sellers in certain jurisdictions as a marketplace facilitator and remits these collected taxes directly to the tax authorities.
The portion of the cash and related receivable remaining after deducting the Company’s commission and processing fees represents the total payables due to third parties, which consists of payables due to sellers, payables due to shipping carriers in instances where 1stDibs’ shipping services are elected by sellers, and payables due to tax authorities.
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives.
The Company capitalizes costs related to internal-use software during the application development stage, including consulting costs and compensation expenses related to employees who devote time to the development projects. The Company records software development costs in property and equipment, net. Costs incurred in the preliminary stages of development activities and post implementation activities are expensed in the period incurred and are included in technology development in the consolidated statements of operations. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Once the project is available for general release, capitalization ceases, and the asset can begin being amortized. Capitalized costs associated with internal-use software are amortized on a straight-line basis over their estimated useful life, which is generally three years, and are included in cost of revenue in the consolidated statements of operations.
The general range of useful lives of property and equipment is as follows:

Estimated Useful Life
Leasehold improvements	Lesser of lease term or life of asset
Furniture and fixtures	3 years
Computer equipment and software	3 years
Internal-use software	Lesser of contract term or 3 years
When assets are sold or retired, the cost and related accumulated depreciation or amortization of assets disposed of are removed from the accounts, with any resulting gain or loss recorded in income from operations in the consolidated statements of operations and consolidated statements of comprehensive loss. Costs of repairs and maintenance are expensed as incurred.
Goodwill
Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s goodwill impairment test is performed at the reporting unit level, based on the Company having two reporting units, 1stDibs and Design Manager.
The Company’s goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances exist that would lead the Company to conclude it is more likely than not that the fair value of the reporting unit is below its carrying amount. Such qualitative factors include industry and market considerations, economic conditions, entity-specific financial performance, and other events such as changes in management, strategy, and primary customer base. If the Company determines that it is more likely than not that the fair value of the reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the goodwill is deemed not to be impaired and no further action is required. If the fair value is less than the carrying value, goodwill is considered impaired and a charge is reported as impairment of goodwill in the consolidated statements of operations. Based on the Company’s assessment, there were no impairment losses recorded during the years ended December 31, 2021, 2020 and 2019.
Intangible Assets
The Company’s intangible assets include customer relationships, trade names and associated trademarks, acquired and developed technology, and other intangibles such as patents and non-compete agreements obtained through business acquisitions. Intangible assets acquired in a business combination are recognized at fair value using generally accepted

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
valuation methods deemed appropriate for the type of intangible asset acquired, and reported net of accumulated amortization, separately from goodwill. Intangible assets are amortized over their estimated useful lives. Intangible assets are amortized on a straight-line basis as presented below:

Asset	Estimated Useful Life
Customer relationships	15 years
Trade names and associated trademarks	5-10 years
Acquired and developed technology	3 years
Other	3 years
Impairment of Long-Lived Assets
The Company reviews the carrying value of its long-lived assets for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects and the effects of obsolescence, demand, competition, and other economic factors. For the years ended December 31, 2021, 2020 and 2019, there were no impairment losses recorded.
Contingencies
The Company has certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability on the Company’s consolidated balance sheets. The Company does not accrue for contingent losses that, in its judgement, are considered to be reasonably possible, but not probable; however, it discloses the range of reasonably possible losses.
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
The carrying values of cash and cash equivalents, accounts receivable, net, prepaid expenses, receivables from payment processors, accounts payable, payables due to sellers, accrued expenses, and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. As of December 31, 2020, the Company’s deferred acquisition consideration in connection with its Design Manager acquisition (see Note 3) was carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. The fair value of the deferred acquisition consideration was determined by considering as an input the fair value per share of the Company’s common stock which was determined through a third-party valuation. As of December 31, 2021, the shares of common stock were issued and no deferred acquisition consideration remained on the Company’s consolidated balance sheet.
There were no transfers between Level 1, Level 2 or Level 3 during the years ended December 31, 2021 and 2020.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes
Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements. In estimating future tax consequences, the Company considers all expected future events other than enactment of changes in tax laws or rates. A valuation allowance is recorded, if necessary, to reduce net deferred tax assets to their realizable values if management does not believe it is more likely than not that the net deferred tax assets will be realized.
The Company follows the provisions of the authoritative guidance from the Financial Accounting Standards Board (“FASB”) on accounting for uncertainty in income taxes. These provisions provide a comprehensive model for the recognition, measurement, and disclosure in the financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under these provisions, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. Assessing an uncertain tax position begins with the initial determination of the sustainability of the position and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed. Additionally, the Company must accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.
The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.
The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in its foreign subsidiary are indefinitely invested. Any required adjustment to the income tax provision (benefit) would be reflected in the period that the Company changes this assessment.
The Company recognizes the tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries as a period expense in the period the tax is incurred.
Net Loss per Share Attributable to Common Stockholders
The Company applies the two-class method to compute basic and diluted net loss per share when shares meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period has been distributed. During periods of loss, there is no allocation required under the two-class method.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period without consideration of potentially dilutive common stock. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding stock options, redeemable convertible preferred stock, and warrants to purchase shares of common stock, are considered potential dilutive common shares.
Revenue Recognition
The Company generates revenue primarily from the Company’s seller marketplace services as well as other optional services sold to sellers including advertisements, and software services sold to interior designers. Revenue is recognized as the Company transfers control of promised goods or services to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified goods or services by considering if it is primarily responsible for fulfillment of the promise, has inventory risk, has the latitude in establishing pricing and selecting suppliers, among other factors.
Seller Marketplace Services (Subscriptions, Listings and Marketplace Transactions)
The Company sells subscriptions to access the 1stDibs online marketplace, which allow sellers to promote and list items to be sold to buyers and execute successful purchase transactions with buyers. Through the subscription the sellers receive the

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
benefit of marketplace activities, including listing items for sale, completing sales transactions, and payments processing, which represents a single stand-ready performance obligation. The Company has determined that its customers are sellers on its online marketplace since sellers pay for the use of the platform to sell their inventory. The Company offers sellers annual subscriptions that are payable on a monthly basis. If during the annual subscription period a seller ceases to make its monthly payment, the Company is no longer obligated to provide the subscribed services and the seller can be terminated at the Company’s sole discretion.
The Company earns listing fees from sellers who are subscribed to its online marketplace on a per item basis as directed by the seller to promote certain items at the seller’s discretion.
The Company charges sellers commission and processing fees for successful purchases through its online marketplace. The commission fees range from 5% to 50% and processing fees are 3%, net of expected refunds. If a seller accepts a return or refund of an on-platform purchase, the related commission and processing fees are refunded to the seller. The Company records discounts provided to the end buyer, to whom the Company has no performance obligation, such as promotional discounts, in sales and marketing expense since the discounts are not related directly to the Company’s revenue source but rather used as a marketing tool, and the seller is not made aware of the discounts provided to the end buyer.
For the items purchased through the 1stDibs marketplace, the Company collects the gross merchandise value from the buyer, but the Company recognizes the associated revenue on a net basis, which equates to the commission and processing fees earned in exchange for the seller marketplace services. The Company does not take title to inventory sold or assume risk of loss at any point in time during the transaction and is authorized to collect consideration from the buyer and remit net consideration to the seller to facilitate the processing of the confirmed purchase transaction.
The subscription fee is recognized monthly, the commission and processing fees are recognized net of estimated refunds when the corresponding transaction is confirmed by the buyer and seller, and listing fees are recognized ratably over time when the listing is publicly posted.
Advertisements
Advertising revenue is generated by displaying seller ads on the 1stDibs online marketplace. For advertising services, the Company enters into agreements with advertisers, or sellers, in the form of signed insertion orders, which specify the terms of services and fees, prior to advertising campaigns being run. The Company recognizes revenue from the display of impression-based ads in the period in which the impressions are delivered in accordance with the contractual terms of the insertion orders. Impressions are considered delivered when an ad is displayed to users.
Software Services
Through the Company’s subsidiary, Design Manager, the Company offers subscriptions to access software typically used by interior designers. Subscriptions do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts. The Company offers both monthly and annual subscriptions. For software services, the Company offers subscriptions to customers that are tailored to design firms as an end-to-end business solution for project management and accounting and enters into agreements with the customers through their acceptance of online terms of service, which specifies the terms of services and fees, prior to the customers receiving access to the software platform.
Contract Costs
The Company capitalizes commission costs that are incremental and directly related to the acquisition of seller agreements. Commissions are earned by the Company’s sales force when the seller’s listings are publicly visible and available for purchase on the 1stDibs marketplace. Commission costs are capitalized when earned and are amortized as expense over an estimated seller relationship period of three years. The Company determined the estimated seller relationship period by taking into consideration the contractual term of the seller agreements, the seller’s lifetime expected value, and the fact that no additional commission is paid for renewed seller agreements.
As of December 31, 2021 and 2020, the Company recorded $0.5 million and $0.6 million, respectively, of costs to obtain revenue contracts in the Company’s consolidated balance sheets. Amortization of costs to obtain revenue contracts totaled $0.4 million, $0.5 million, and $0.5 million for the years ended December 31, 2021, 2020, and 2019, respectively, and are included in sales and marketing in the Company’s consolidated statements of operations. The Company periodically reviews the costs to obtain revenue contracts to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these costs to obtain revenue contracts.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract Balances from Contracts with Customers
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. Contract liabilities consist of deferred revenue that is unearned related to Design Manager software subscription fees charged to the Company’s customers, and to a lesser extent, setup fees charged to new sellers at the inception of service and advertising fees charged to advertisers for which advertisements have not been delivered. Deferred revenue for setup fees is recognized as revenue over the expected life of the seller relationship. Deferred revenue for software and advertising fees is recognized as revenue in the periods in which services are provided. The current portion of deferred revenue was $0.8 million and $0.5 million as of December 31, 2021 and 2020, respectively, and are included in other current liabilities in the Company’s consolidated balance sheets. The non-current portion of deferred revenue was $0.1 million as of both December 31, 2021 and 2020, and are included in other liabilities in the Company’s consolidated balance sheets (see Note 4).
Cost of Revenue
Cost of revenue includes payment processor fees, hosting expenses, and resold software usage and services. Cost of revenue also includes expenses associated with payroll, employee benefits, stock-based compensation, consulting costs, amortization of internal-use software, and other headcount-related expenses associated with operations personnel supporting revenue-related operations. A portion of rent, related facilities and maintenance costs, and depreciation of property and equipment related to a gallery space used by the Company is also allocated to cost of revenue. A Surrender Agreement for the gallery lease was entered into in December 2019.
In certain transactions where 1stDibs shipping services are elected by sellers, the Company facilitates shipping of items purchased from the seller to the buyer. The difference between the amount collected for shipping and the amount charged by the shipping carrier is included in cost of revenue in the consolidated statements of operations.
Sales and Marketing
Sales and marketing expenses include advertising expense, payroll, employee benefits, stock-based compensation, consulting costs, rent and related facilities and maintenance costs related to a gallery space used by the Company, depreciation of property and equipment related to the gallery, promotional discounts offered to new and existing buyers, incentives offered to select buyers who reach a certain purchase amount threshold, and other headcount-related expenses associated with sales and marketing personnel. Advertising expenses consist primarily of costs incurred promoting and marketing the Company’s services, such as costs associated with acquiring new users through performance-based marketing, print advertising, email, and events. Promotional discounts and incentives represent incentives solely to end buyers and, therefore, are not considered payments made to the Company’s customers. Buyers are not customers because access to the 1stDibs marketplace is free for buyers and the Company has no performance obligations with respect to buyers.
The Company expenses all advertising expenses as incurred. During the years ended December 31, 2021, 2020, and 2019, the Company incurred advertising expenses of approximately $21.2 million, $15.1 million, and $14.6 million, respectively.
Technology Development
Technology development expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with engineering and product development personnel and consulting costs related to technology development. The Company expenses all technology development expenses as incurred. Expenses that meet the criteria for capitalization as internal-use software are capitalized to property and equipment, net on the consolidated balance sheets and amortized over their useful life. This amortization expense is included in cost of revenue in the consolidated statements of operations.
General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation, rent and related facilities and maintenance costs, other headcount-related expenses associated with finance, facility and human resources related personnel, depreciation and amortization of property and equipment, business liability insurance, and legal, accounting, and professional fees. The Company expenses all general and administrative expenses as incurred.
Provision for Transaction Losses
Provision for transaction losses consists primarily of losses resulting from the Company’s buyer protection program, including damages to products caused by shipping and transit, items that were not received or not as represented by the seller, and reimbursements to buyers at the Company’s discretion if they are dissatisfied with their experience. The provision for transaction losses also includes bad debt expense associated with the Company’s accounts receivable.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation
The Company measures all stock-based awards granted to employees, directors, and non-employees based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the fair value of the Company’s common stock, expected stock price volatility, the expected term of the award, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield. Expected volatility was calculated based on the implied volatilities from market comparisons of certain publicly traded companies and other factors. The expected option term was calculated based on the simplified method, which uses the midpoint between the vesting date and the contractual term, as the Company does not have sufficient historical data to develop an estimate based on participant behavior. The risk-free interest rate was based on the U.S. Treasury bond yield with an equivalent term. The Company has not paid dividends and has no foreseeable plans to pay dividends. The fair value of restricted stock units are estimated on the date of grant based on the fair value of the Company’s common stock.
The fair value of common stock underlying options has historically been determined by the Company’s board of directors, with input from management, and considering third-party valuations of the Company’s common stock. Because there had been no public market for the Company’s common stock, the board of directors has determined its fair value at the time of grant of the option by considering a number of objective and subjective factors, including financing investment rounds, operating and financial performance, the lack of liquidity of share capital, and general and industry specific economic outlook, among other factors. Subsequent to the Company’s IPO, the fair value of the underlying common stock is the Company’s closing stock price as reported on the Nasdaq.
The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.
Classification and Accretion of Redeemable Convertible Preferred Shares
The Company has classified the redeemable convertible preferred stock outside of stockholders’ equity (deficit) in temporary equity in the Company’s consolidated balance sheets due to the shares containing certain redemption features that are not solely within the control of the Company. The carrying values of the redeemable convertible preferred shares are accreted to their redemption values from the date of issuance through the earliest date of redemption using the effective interest method. Increases to the carrying value of the redeemable convertible preferred stock are charged to additional paid-in capital or accumulated deficit.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB under its ASC or other standard setting bodies. The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The update is associated with customer accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for fiscal years and interim periods beginning after December 15, 2019 for public business entities, and for fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021, for all other entities. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. An entity may adopt the guidance either (1) retrospectively to each prior reporting period presented in the financial statements with a cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented or (2) retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The guidance is effective for fiscal years and interim periods beginning after December 15, 2018 for public business entities, and for fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, for all other entities.
The Company plans to adopt this standard on January 1, 2022, utilizing the modified retrospective approach. Under this adoption method, all prior periods will continue to be reported under previous lease accounting guidance and the new standard will be applied to all existing leases as of the adoption date. The Company plans to elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs. The Company has completed its process of identifying the population of leases impacted by the adoption and is in the process of completing its analysis of applying the new guidance to these leases. It is also evaluating the appropriate incremental borrowing rates to discount its future minimum lease payments in calculating the right-of-use assets and lease liabilities. The Company expects the adoption of this standard will result in the recognition of material right-of-use assets and lease liabilities, primarily related to its office facilities, which are disclosed in Note 19 "Commitments and Contingencies". The Company does not expect the adoption to have a material impact on its consolidated statements of operations.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which simplifies the accounting for income taxes, eliminates certain exceptions with ASC 740, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. This guidance is effective for fiscal years and interim periods beginning after December 15, 2020 for public business entities and for fiscal years beginning after December 15, 2021 for all other entities, with early adoption permitted. The Company plans to adopt this standard on January 1, 2022 and does not expect the adoption to have a material impact on the Company's consolidated financial statements.
3.Acquisitions
The below acquisition qualifies as a business combination, and the Company has recorded all assets acquired and liabilities assumed at their acquisition-date fair values. The excess of the purchase price in the acquisition over the fair value of the tangible and identifiable intangible assets acquired less the liabilities assumed has been recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the businesses. There were no transaction expenses associated with business acquisitions for the years ended December 31, 2021 and 2020, and $0.8 million for the year ended December 31, 2019, which are included in general and administrative expenses in the Company’s consolidated statements of operations.
Design Manager
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
The results of Design Manager have been included in the consolidated financial statements since the date of acquisition.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total purchase consideration as of the acquisition date was as follows (in thousands):

Cash paid at closing	$2,513
Shares issued at closing	791
Cash to be paid at secondary anniversary of closing	640
Shares to be issued at secondary anniversary of closing	206
Total purchase consideration	$4,150
The cash to be paid and the shares to be issued at the second anniversary after the closing date represent deferred acquisition consideration that secured the sellers’ indemnity obligations for general representations and warranties of the sellers. To the Company’s knowledge, the representations and warranties were accurate as of the acquisition date and no event or condition has occurred that would result in a claim against the deferred acquisition consideration. Prior to the second anniversary of closing, the deferred acquisition consideration included in the purchase price was recorded in other current liabilities in the Company’s consolidated balance sheets.
The Company recorded the shares to be issued on the second anniversary of closing at fair value of $0.2 million at the time of the acquisition. The shares to be issued were subsequently remeasured to fair value at each reporting date with changes in fair value recognized as a general and administrative expense in the Company’s consolidated statements of operations. Changes in the fair value of the deferred acquisition consideration were $0.4 million and $0.1 million during the years ended December 31, 2021 and 2020, respectively. The 45,152 shares of common stock were issued in May 2021, upon the second anniversary after the closing date, with a final fair value of $0.8 million. Additionally, a cash payment of $0.6 million was made in May 2021. As of December 31, 2021, no deferred acquisition consideration remained on the Company’s consolidated balance sheet.
4.Revenue Recognition
The following table summarizes the Company’s net revenue by type of service for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Seller marketplace services	$98,984	$78,811	$67,565
Other services	3,747	3,052	3,002
Total net revenue	$102,731	$81,863	$70,567
The Company generates revenue from seller marketplace services and other services. Seller marketplace services primarily consist of subscription, listing, and marketplace transaction fees. Other services primarily consist of advertising revenues generated from displaying ads on the Company’s online marketplace and offering subscriptions to access software typically used by interior designers.
Contract Balances from Contracts with Customers
The following table provides a rollforward of the deferred revenue amounts as follows (in thousands):

Balance as of January 1, 2020	$575
Billings	967
Revenue recognized	(926)
Balance as of December 31, 2020	$616
Billings	2,668
Revenue recognized	(2,340)
Balance as of December 31, 2021	$944
The amount of revenue recognized during the year ended December 31, 2021 that was included in the deferred revenue balance at January 1, 2021 was $0.5 million.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company does not disclose the value of remaining performance obligations for (i) contracts with an original contract term of one year or less, and (ii) variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct service that forms part of a single performance obligation. The Company does not have any remaining performance obligations associated with contracts with terms greater than one year.
5.Accounts Receivable, net
Accounts receivable, net was $0.7 million and $0.9 million at December 31, 2021 and 2020, respectively. The Company recorded an allowance for doubtful accounts of less than $0.1 million and $0.1 million as of December 31, 2021 and 2020, respectively.
Changes in the allowance for doubtful accounts for the periods presented were as follows (in thousands):

Balance as of January 1, 2020	$42
Provisions charged to operating results	280
Account write-offs	(271)
Balance as of December 31, 2020	$51
Provisions charged to operating results	124
Account write-offs	(146)
Balance as of December 31, 2021	$29
6.Other Current Assets
As of December 31, 2021 and 2020, other current assets consisted of the following:

	December 31,
(in thousands)	2021	2020
Costs to obtain revenue contracts	$246	$363
Deferred offering costs	—	1,320
Other current assets	621	1,982
Total other current assets	$867	$3,665
7.Property and Equipment, net
As of December 31, 2021 and 2020, property and equipment, net consisted of the following:

	December 31,
(in thousands)	2021	2020
Internal-use software	$16,346	$14,625
Leasehold improvements	3,591	3,591
Furniture and fixtures	1,107	1,107
Computer equipment and software	882	753
Construction in progress	1,047	761
Total property and equipment, gross	22,973	20,837
Less: Accumulated depreciation and amortization	(18,514)	(15,701)
Total property and equipment, net	$4,459	$5,136
As of December 31, 2021 and 2020, the net book value of internal-use software was $3.2 million and $4.2 million, respectively. Depreciation and amortization expense related to the Company’s property and equipment totaled $2.9 million, $5.8 million, and $5.0 million, for the years ended December 31, 2021, 2020, and 2019, respectively, which included amortization expense for internal-use software of $2.8 million, $4.3 million, and $3.5 million, respectively.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.Goodwill and Intangible Assets
Goodwill
The changes in the carrying balance of goodwill for the periods presented were as follows (in thousands):

Balance as of January 1, 2020	$7,180
Foreign currency translation adjustment	32
Balance as of December 31, 2020	$7,212
Foreign currency translation adjustment	(10)
Balance as of December 31, 2021	$7,202
Intangible Assets, net
Intangible assets subject to amortization consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021
(in thousands)	Weighted Average Remaining Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	12.3	$1,230	$219	$1,011
Acquired and developed technology	0.1	6,400	6,366	34
Trade names and associated trademarks	1.6	705	595	110
Other intangible assets subject to amortization	—	64	64	—
Other intangible assets not subject to amortization	—	9	—	9
Total intangible assets	2.4	$8,408	$7,244	$1,164

	December 31, 2020
(in thousands)	Weighted Average Remaining Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	13.3	$1,230	$137	$1,093
Acquired and developed technology	0.1	6,400	6,266	134
Trade names and associated trademarks	1.8	705	580	125
Other	—	64	64	—
Total intangible assets	2.6	$8,399	$7,047	$1,352
As of December 31, 2021, the Company had an immaterial amount of intangible assets classified as indefinite-lived that were not subject to amortization. Total amortization expense for intangible assets was $0.2 million, $0.2 million, and $0.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021 the estimated annual amortization expense for each of the next five years and thereafter is expected to be as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2022	$131
2023	97
2024	97
2025	97
2026	97
Thereafter	636
Total	$1,155
9.Other Assets
As of December 31, 2021 and 2020, other assets consisted of the following:

	December 31,
(in thousands)	2021	2020
Restricted cash	$3,333	$3,333
Other	209	240
Total other assets	$3,542	$3,573
10.Accrued Expenses
As of December 31, 2021 and 2020, accrued expenses consisted of the following:

	December 31,
(in thousands)	2021	2020
Shipping	$6,669	$2,901
Payroll	2,174	2,297
Sales & use tax payable	1,721	1,787
Allowance for transaction losses	1,127	844
Payment processor fees	1,052	883
Allowance for eCommerce returns	415	406
Other	587	334
Total accrued expenses	$13,745	$9,452
11.Other Current Liabilities
As of December 31, 2021 and 2020, other current liabilities consisted of the following:

	December 31,
(in thousands)	2021	2020
Deferred rent	$194	$194
Sales and use tax contingencies	1,922	2,087
Buyer deposits	595	1,149
Deferred acquisition consideration	—	980
Deferred revenue	801	508
Total other current liabilities	$3,512	$4,918

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.Other Liabilities
As of December 31, 2021 and 2020, other liabilities consisted of the following:

	December 31,
(in thousands)	2021	2020
Deferred rent	$2,458	$2,652
Deferred revenue	143	108
Other	4	592
Total other liabilities	$2,605	$3,352
13.Debt
Credit Agreement
On November 28, 2016, the Company entered into a Loan and Security Agreement with Ally Bank (the “Lender”), which provided a $15.0 million term loan (the “Term Loan”) and a $10.0 million revolving credit line (the “Revolver” and together with the Term Loan, the “Credit Agreement”), with the Term Loan having a maturity date of November 28, 2019 and the Revolver having a maturity date of November 28, 2018.
On November 28, 2018, the Company entered into an amendment (“Amended Credit Agreement”) with the Lender with the Term Loan having an amended maturity date of November 28, 2020 and the Revolver having an amended maturity date of November 28, 2019. In connection with entering into the Amended Credit Agreement, the payment of the deferred issuance costs of $0.1 million associated with the Credit Agreement was extended to November 28, 2020.
On February 27, 2019, the Company terminated the Amended Credit Agreement and repaid all amounts due under the Amended Credit Agreement of $15.3 million, including outstanding principal of $15.0 million and $0.3 million of accrued and unpaid fees and interest. The Company recognized aggregate interest expense of $0.5 million under the Amended Credit Agreement, including cash paid for interest associated with the Amended Credit Agreement of $0.2 million and amortization of all remaining debt issuance costs upon repayment of the Amended Credit Agreement of $0.3 million, during the year ended December 31, 2019.
14.Redeemable Convertible Preferred Stock
Upon the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 19,243,795 shares of common stock.
As of December 31, 2020, redeemable convertible preferred stock consisted of the following:

	December 31, 2020
(in thousands, except share amounts)	Preferred Stock Designated	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A preferred stock	21,662,000	7,220,666	$94,604	$94,623	7,220,666
Series B preferred stock	10,996,181	3,665,390	62,931	62,935	3,665,390
Series C preferred stock	3,182,158	1,060,719	21,137	21,137	1,060,719
Series C-1 preferred stock	5,966,682	1,988,891	35,089	35,098	1,988,891
Series D preferred stock	15,964,843	5,308,129	84,764	87,507	5,308,129
	57,771,864	19,243,795	$298,525	$301,300	19,243,795
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

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.Equity
As of December 31, 2021 and 2020, the Company had reserved shares of common stock for issuance in connection with the following:

	December 31,
	2021	2020
Conversion of outstanding shares of redeemable convertible preferred stock	—	19,243,795
Options to purchase common stock	3,949,943	3,170,321
Restricted stock units	309,530	—
Common stock warrants to purchase common stock	—	44,222
Shares to be issued to former Design Manager stockholders on second anniversary of closing	—	45,152
Shares available for future grant under the 2011 Plan	—	204,022
Shares available for future grant under the 2021 Plan	5,103,772	—
Shares available for future grant under the ESPP	800,000	—
Total	10,163,245	22,707,512
Preferred Stock
Effective June 14, 2021, in connection with the closing of the Company’s IPO, the Company’s Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share, in one or more series. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. As of December 31, 2021 and 2020, no shares of preferred stock were issued or outstanding.
Common Stock
As of December 31, 2021 and 2020, the Company had authorized 400,000,000 and 105,767,092 shares, respectively, of voting common stock, $0.01 par value per share. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Board of Directors out of legally available funds. If there is a liquidation, dissolution, or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock. The rights, preferences, and privileges of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.
Common Stock Warrants
In June 2021, before the closing of the Company’s IPO, the 44,222 common stock warrants were exercised in a cashless exercise for a net amount of 35,665 common shares.
16.Stock-based compensation
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

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2021, 5,103,772 shares were available for future grants of the Company’s common stock.
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black Scholes option-pricing model to determine the grant-date fair value:

	Year Ended December 31,
	2021	2020	2019
Expected term in years	6.0	6.1	5.9
Expected stock price volatility	67.5%	46.7%	45.3%
Risk-free interest rate	1.1%	0.5%	2.1%
Expected dividend yield	—	—	—
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	3,170,321	$4.11	6.2	$10,847
Granted	1,553,567	10.25
Exercised	677,569	4.03
Cancelled	96,376	7.07
Outstanding as of December 31, 2021	3,949,943	$6.46	6.9	$24,543
Options exercisable as of December 31, 2021	2,079,867	$4.34	5.1	$16,988
Options vested and expected to vest as of December 31, 2021	3,949,943	$6.46	6.9	$24,543

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.
The aggregate intrinsic value of stock options exercised was $4.8 million, $1.8 million, and $0.1 million during the years ended December 31, 2021, 2020, and 2019 respectively. The weighted-average grant-date fair value per share of stock options granted was $6.20, $2.10, and $2.08 during the years ended December 31, 2021, 2020, and 2019, respectively.
The total fair value of stock options vested was $1.5 million, $1.0 million, and $1.0 million during the years ended December 31, 2021, 2020, and 2019, respectively.
The stock options granted during the year ended December 31, 2021 included 615,997 stock options granted to executive officers that include a performance condition related to a sale event or initial public offering occurring before December 31, 2021 in addition to the standard service condition. These options will vest over four years, with approximately 21% vesting on January 1, 2022, and the balance vesting ratably over the remaining 38 months. During the year ended December 31, 2021, $0.7 million of stock-based compensation expense was recognized for options having a performance condition.
Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock units:

	Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2020	—	$—
Granted	312,015	15.32
Vested	800	17.73
Cancelled	1,685	16.28
Outstanding as of December 31, 2021	309,530	$15.30
The estimated weighted-average grant date fair value of restricted stock units granted was $15.32 per share for the year ended December 31, 2021. The total grant date fair value of restricted stock units vested was less than $0.1 million for the year ended December 31, 2021.
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
During regularly scheduled “offerings” under the ESPP, participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation, or such lower limit as may be determined by the Compensation Committee from time to time. Participants will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering. Participation in the ESPP will end automatically on termination of employment. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date, whichever is less. The fair market value of the Company’s common stock for this purpose will generally be the closing price on Nasdaq (or such other exchange as the Company’s common stock may be traded at the relevant time) for the date in question, or if such date is not a trading day, for the last trading day before the date in question. As of December 31, 2021, no shares of common stock were purchased under the ESPP.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation
The following table below summarizes the classification of the Company’s stock-based compensation in the consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$81	$23	$35
Sales and marketing	559	303	337
Technology development	707	230	307
General and administrative	1,492	290	402
Total stock-based compensation	$2,839	$846	$1,081
As of December 31, 2021, total unrecognized compensation expense related to unvested stock-based awards was $13.0 million, which is expected to be recognized over a weighted-average period of 3.1 years.
17.Income Taxes
Net loss before income taxes for the years ended December 31, 2021, 2020, and 2019 was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
United States	$(20,986)	$(12,468)	$(30,218)
Foreign	44	(49)	(44)
Total	$(20,942)	$(12,517)	$(30,262)
For the years ended December 31, 2021, 2020, and 2019, the provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current
U.S. Federal	$—	$1	$1
State	21	10	13
Foreign	—	—	1
Total current expense	21	11	15
Deferred tax benefit
U.S. Federal	—	—	(364)
State	—	—	(60)
Foreign	—	—	—
Total deferred tax benefit	—	—	(424)
Total provision for (benefit from) income taxes	$21	$11	$(409)

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation of the U.S. federal statutory rate to the Company’s effective rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Income tax benefit using U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.7	9.0	0.3
Nondeductible expenses	0.3	(2.0)	(2.3)
Tax law change	0.2	0.5	—
Research credits	1.0	1.1	1.2
Change in the valuation allowance	(27.2)	(30.2)	(18.8)
Other	(0.1)	0.5	—
Income tax benefit (provision), net	(0.1)%	(0.1)%	1.4%
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The significant components of the Company’s deferred income tax assets and liabilities at December 31, 2021 and 2020 were comprised of the following:

	Year Ended December 31,
(in thousands)	2021	2020
Deferred tax assets
Net operating losses	$32,734	$27,526
Research credits	3,047	3,020
Property and equipment	488	427
Intangible assets and goodwill	1,496	1,669
Other	3,297	3,015
Total deferred tax assets	41,062	35,657
Valuation allowance	(39,725)	(34,039)
Net deferred tax assets	$1,337	$1,618
Deferred tax liabilities
Intangible assets and goodwill	(291)	(332)
Capitalized internal-use software	(815)	(931)
Other	(231)	(355)
Total deferred tax liabilities	(1,337)	(1,618)
Net deferred tax liabilities	$—	$—
A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company considered the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that the benefits of these deductible differences will not be fully realizable at December 31, 2021 and 2020. Accordingly, the Company has applied a valuation allowance against its net deferred tax assets. The net change in the total valuation allowance for the years ended December 31, 2021 and 2020 was an increase of approximately $5.7 million and $3.8 million, respectively, primarily as a result of the generation of additional net operating losses.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The activity in the Company’s deferred tax asset valuation allowance for the years ended December 31, 2021 and 2020, was as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Valuation allowance at beginning of year	$34,039	$30,235
Increases recorded to income tax provision	5,686	3,804
Valuation allowance at end of year	$39,725	$34,039
At December 31, 2021, the Company had approximately $117.7 million and $115.3 million of federal and state net operating loss (“NOL”) carryforwards, respectively. Approximately $57.5 million of the federal NOL and $82.0 million of the state NOL was generated prior to the 2018 tax year. As a result, these net operating loss carryforwards will expire, if not utilized, between 2031 and 2037 for federal and state income tax purposes. In response to the market volatility and instability resulting from the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act (“TCJA”) that was enacted in the U.S. in December 2017. The CARES Act allows for a five-year carryback of federal NOLs generated in 2018 through 2020 and eliminates the 80% taxable income limitation by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018 through 2020. Furthermore, the post 2017 NOLs are subject to an indefinite carryforward period; therefore, $60.1 million of federal NOLs generated after 2017 may be carried forward indefinitely. As it pertains to the approximately $33.4 million of state NOLs generated after 2017, not all states have conformed to the Act; therefore, the NOL expiration will vary based on the state. The Company also has federal and state tax credits of $4.1 million and less than $0.1 million, which begin to expire in 2031.
The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“IRC”), a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company has completed a formal study through August 18, 2021 to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred. As a result of the study, it was determined the Company experienced an ownership change on July 28, 2015; however, the limitation from the ownership change will not result in any of the NOLs or tax credits expiring unutilized.
The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in its foreign subsidiary are indefinitely invested. The Company is permanently reinvested in its foreign subsidiary. Any required adjustment to the income tax provision would be reflected in the period that the Company changes this assessment.
The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states in which it operates or does business in. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.
The Company records uncertain tax positions as liabilities in accordance with ASC 740-10 and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.
As of each December 31, 2021 and 2020, the Company had liabilities for uncertain tax positions of $1.0 million, which, if recognized, would not impact the Company’s tax provision and effective income tax rate due to a full valuation allowance. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020, the Company had not accrued interest or penalties related to uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Gross tax contingencies as of beginning of year	$1,007	$961
Increases in gross tax contingencies	9	46
Gross tax contingencies as of end of year	$1,016	$1,007
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, foreign jurisdictions, and various state and local jurisdictions. The Company’s federal and state tax returns for the tax years ended December 31, 2013 and forward generally remain subject to examination from the Internal Revenue Service and state tax authorities. However, the federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statutes of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statutes of limitations. Therefore, the Company’s tax years generally remain open to examination for all federal and state income tax matters until its net operating loss carryforwards are utilized and the respective statutes of limitations have lapsed. The returns in U.S. and state jurisdictions have varying statutes of limitations.
The Company’s income tax returns for December 31, 2015 through December 31, 2021 for their foreign subsidiary remain subject to examination by tax authorities in the United Kingdom.
During the second quarter of the year ended December 31, 2021, the Finance Act 2021 (the “Act”) was enacted in the United Kingdom. The Act increases the corporate income tax rate from 19% to 25% effective April 1, 2023 and enhances the first-year capital allowance on qualifying new plant and machinery assets effective April 1, 2021. The effects on the Company’s existing deferred tax balances have been recorded and is offset by the valuation allowance maintained against the Company’s U.K. net deferred tax assets.
18.Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2021	2020	2019
Numerator:
Net loss	$(20,963)	$(12,528)	$(29,853)
Accretion of redeemable convertible preferred stock to redemption value	(7,061)	(15,095)	(13,744)
Net loss attributable to common stockholders	$(28,024)	$(27,623)	$(43,597)
Denominator:
Weighted average common shares outstanding—basic and diluted	26,059,744	11,034,620	10,772,486
Net loss per share attributable to common stockholders—basic and diluted	$(1.08)	$(2.50)	$(4.05)

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Year Ended December 31,
	2021	2020	2019
Options to purchase common stock	3,949,943	3,170,321	3,453,324
Restricted stock units	309,530	—	—
Common stock warrants to purchase common stock	—	44,222	44,222
Redeemable convertible preferred stock (as converted to common stock)	—	19,243,795	19,243,795
	4,259,473	22,458,338	22,741,341
19.Commitments and Contingencies
Lease Commitments
The Company leases office space for its headquarters in New York, New York under a non-cancellable operating lease expiring in 2029. This operating lease was signed in 2013, lease commencement started in 2014, and rent commencement started in 2015. The Company also leases offices in Pennsylvania and the United Kingdom. The leases require, among other things, the payment of minimum annual rentals and a portion of the real estate taxes and insurance, maintenance and other operating expenses related to the properties. The Company recognizes rent expense on a straight-line basis over the lease period.
In 2018, the Company signed a non-cancellable operating lease for space to establish a 1stDibs gallery in New York, New York. The lease and rent commencement both started during 2018, and the lease was scheduled to expire in 2022. In December 2019, the Company entered into a Surrender Agreement with the landlord to terminate the lease early in March 2020. As consideration for the early termination of this lease, the Company received a payment of $1.3 million in December 2019, and a second payment of $1.2 million to be paid after the surrender of the premises back to the landlord. The Company received the second payment in March 2020. The $2.5 million lease incentive was accounted for as a reduction in rent expense over the remaining lease term.
The Company recognizes rent expense on a straight-line basis over the respective lease period and has recorded deferred rent for rent expense incurred but not yet paid. Rent expense, including associated common area maintenance charges, was $4.1 million, $1.5 million, and $5.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
As of December 31, 2021, future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Year Ending December 31,
2022	$3,883
2023	3,755
2024	3,791
2025	3,968
2026	3,968
Thereafter	11,904
Total	$31,269
Legal Proceedings
The Company is subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where the Company believes a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible. The Company does not believe that it is a party to any pending legal proceedings that are likely to have a material adverse effect on its business, financial condition or results of operations for the years ended December 31, 2021 and 2020.
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
Sales and Use Taxes
On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair. The State of South Dakota alleged that U.S. constitutional law should be revised to permit South Dakota to require remote marketplace sellers to collect and remit sales tax in South Dakota in accordance with South Dakota’s sales tax statute. Under the U.S. Supreme Court’s ruling, the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote marketplace sellers to collect sales tax under certain circumstances. Additionally, certain states have extended these requirements to marketplace facilitators like 1stDibs.
The Company began collecting sales tax in relevant jurisdictions in 2019. The Company recognized liabilities for contingencies related to state sales and use tax deemed probable and estimable totaling $1.9 million and $2.1 million as of December 31, 2021 and 2020, respectively, which are included in other current liabilities in the Company’s consolidated balance sheets.
20. 401(K) Savings Plans
The Company established defined contribution savings plans under Section 401(k) of the Internal Revenue Code. These plans cover substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Company’s board of directors. These contributions to date have been immaterial.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Additionally, our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and our Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by the collusion of two or more people or by management override of controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Our Board of Directors has adopted a Code of Conduct applicable to all officers, directors, and employees, which is available on our website (investors.1stdibs.com) under “Governance—Documents & Charters.” We intend to make all required disclosures regarding any amendments to, or waivers from, any provisions of the code at the same location of our website.
We have a separately designated standing audit committee that consists of the following individuals (i) Matt Cohler; (ii) Lori Hickok; and (iii) Paula Volent. The Board of Directors has determined that each of Mr. Cohler, Ms. Hickok and Ms. Volent is an independent person under the applicable listing standards for audit committee members and is an audit committee financial expert. The Audit Committee charter is available on our website (investors.1stdibs.com) under “Governance—Documents & Charters.”
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Item 12.    Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Item 13.    Certain Relationships and Related Party Transactions
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Part IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)Exhibits.
The list of exhibits is set forth under “Exhibit Index” at the end of this registration statement and is incorporated herein by reference.
(b)Financial Statement Schedules.
No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or the notes thereto.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 filed with the registrant’s Current Report on Form 8-K filed June 14, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 filed with the registrant’s Current Report on Form 8-K filed June 14, 2021).
4.1	Specimen Common Stock Certificate of the Registrant (incorporated by reference from Exhibit 4.1 to the Form S-1 (File No. 333-256188)).
4.2*	Description of Capital Stock.
10.1	Indenture of Lease Agreement by and between the Registrant and JSM Associates I LLC, dated as of October 8, 2013 (incorporated by reference from Exhibit 10.1 to the Form S-1 (File No. 333-256188)).
10.2
Sixth Amended and Restated Registration Agreement, dated as of February 7, 2019, by and among the Registrant, the Persons listed on the Schedule of Investors attached thereto, David S. Rosenblatt, and the Persons listed on the Schedule of Other Stockholders attached thereto (incorporated by reference from Exhibit 10.2 to the Form S-1 (File No. 333-256188).

10.3	Form of Indemnification Agreement between the Registrant and its directors and officers (incorporated by reference from Exhibit 10.3 to the Form S-1 (File No. 333-256188)).
10.4+
2011 Stock Option and Grant Plan, as amended, and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice (incorporated by reference from Exhibit 10.4 to the Form S-1 (File No. 333-256188)).

10.5+*	2021 Stock Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice, Restricted Stock Unit Agreement, and Restricted Stock Agreement thereunder
10.6+*	2021 Employee Stock Purchase Plan
10.7+*	Offer Letter from the Registrant to Matthew Rubinger, dated June 30, 2021.
10.8+	Offer Letter from the Registrant to David S. Rosenblatt, dated February 5, 2021(incorporated by reference from Exhibit 10.7 to the Form S-1 (File No. 333-256188)).
10.9+	Offer Letter from the Registrant to Tu Nguyen, dated February 5, 2021 (incorporated by reference from Exhibit 10.8 to the Form S-1 (File No. 333-256188)).
10.10+	Offer Letter from the Registrant to Ross A. Paul, dated February 5, 2021 (incorporated by reference from Exhibit 10.9 to the Form S-1 (File No. 333-256188)).
10.11+	Form of Executive Bonus Plan (incorporated by reference from Exhibit 10.10 to the Form S-1 (File No. 333-256188)).
10.12+	1stdibs.com, Inc. Executive Severance Plan (incorporated by reference from Exhibit 10.11 to the Form S-1 (File No. 333-256188)).
10.13+	Non-Employee Director Compensation Policy of the Board of Directors of 1stdibs.com, Inc. (incorporated by reference from Exhibit 10.12 to the Form S-1 (File No. 333-256188)).
10.14+	Offer Letter from the Registrant to Thomas Etergino, dated February 25, 2022 (incorporated by reference from Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K filed March 1, 2022).
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set
______________
+    Indicates management contract or compensatory plan.
*    Filed herewith.
#    In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34 47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the Company specifically incorporates it by reference.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, New York, on March 3, 2022.

1STDIBS.COM, INC.

/s/ Tu Nguyen
Tu Nguyen
Chief Financial Officer
(Principal Financial Officer)
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David S. Rosenblatt and Tu Nguyen and each of them, his or her true and lawful attorneys‑in‑fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys‑in‑fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David S. Rosenblatt	Chief Executive Officer and Director	March 3, 2022
David S. Rosenblatt	(Principal Executive Officer)

/s/ Tu Nguyen	Chief Financial Officer	March 3, 2022
Tu Nguyen	(Principal Financial and Accounting Officer)

/s/ Matthew R. Cohler	Director	March 3, 2022
Matthew R. Cohler

/s/ Lori A. Hickok	Director	March 3, 2022
Lori A. Hickok

/s/ Andrew G. Robb	Director	March 3, 2022
Andrew G. Robb

/s/ Brian J. Schipper	Director	March 3, 2022
Brian J. Schipper

/s/ Paula J. Volent	Director	March 3, 2022
Paula J. Volent