Form 10-Q
period 2022-03-31
1stdibs.com, Inc.
filed 2022-05-12
CIK 1600641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of April 29, 2022, the registrant had 38,067,054 shares of common stock, $0.01 par value per share outstanding.

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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
1STDIBS.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$161,357	$168,226
Accounts receivable, net of allowance for doubtful accounts of $48 and $29 at March 31, 2022 and December 31, 2021, respectively	605	701
Prepaid expenses	2,865	3,951
Receivables from payment processors	3,256	2,142
Other current assets	1,131	867
Total current assets	169,214	175,887
Property and equipment, net	4,561	4,459
Operating lease right-of-use assets	23,914	—
Goodwill	7,177	7,202
Intangible assets, net	1,118	1,164
Other assets	3,611	3,542
Total assets	$209,595	$192,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,413	$4,729
Payables due to sellers	8,909	10,225
Accrued expenses	12,614	13,745
Operating lease liabilities, current	2,697	—
Other current liabilities	3,421	3,512
Total current liabilities	33,054	32,211
Operating lease liabilities, non-current	23,820	—
Other liabilities	127	2,605
Total liabilities	57,001	34,816
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; zero shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 38,041,529 and 38,000,086 shares issued as of March 31, 2022 and December 31, 2021, respectively; and 38,041,529 and 37,991,529 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	380	380
Additional paid-in capital	427,334	425,769
Accumulated deficit	(274,842)	(268,482)
Accumulated other comprehensive loss	(278)	(229)
Total stockholders’ equity	152,594	157,438
Total liabilities and stockholders’ equity	$209,595	$192,254
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenue	$26,587	$25,526
Cost of revenue	7,677	7,032
Gross profit	18,910	18,494
Operating expenses:
Sales and marketing	11,799	11,545
Technology development	5,761	3,945
General and administrative	6,407	4,407
Provision for transaction losses	1,674	1,053
Total operating expenses	25,641	20,950
Loss from operations	(6,731)	(2,456)
Other income (expense), net:
Interest income	54	12
Interest expense	(4)	(5)
Other, net	321	291
Total other income (expense), net	371	298
Net loss before income taxes	(6,360)	(2,158)
Provision for income taxes	—	—
Net loss	(6,360)	(2,158)
Accretion of redeemable convertible preferred stock to redemption value	—	(3,829)
Net loss attributable to common stockholders	$(6,360)	$(5,987)
Net loss per share attributable to common stockholders—basic and diluted	$(0.17)	$(0.52)
Weighted average common shares outstanding—basic and diluted	38,030,293	11,447,744
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(6,360)	$(2,158)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax of $0 for each of the three months ended March 31, 2022 and 2021	(49)	18
Comprehensive loss	$(6,409)	$(2,140)
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	37,991,529	$380	$425,769	$(268,482)	$(229)	$157,438
Issuance of common stock for exercise of stock options	49,224	—	220	—	—	220
Vested restricted stock units converted to common shares	776	—	—	—	—	—
Stock-based compensation	—	—	1,345	—	—	1,345
Foreign currency translation adjustment	—	—	—	—	(49)	(49)
Net loss	—	—	—	(6,360)	—	(6,360)
Balances as of March 31, 2022	38,041,529	$380	$427,334	$(274,842)	$(278)	$152,594

	Three Months Ended March 31, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	19,243,795	$298,525	11,376,048	$114	$—	$(243,858)	$(202)	$(243,946)
Accretion of redeemable convertible preferred stock to redemption value	—	3,829	—	—	(1,197)	(2,632)	—	(3,829)
Issuance of common stock for exercise of stock options	—	—	226,182	2	917	—	—	919
Stock-based compensation	—	—	—	—	280	—	—	280
Foreign currency translation adjustment	—	—	—	—	—	—	18	18
Net loss	—	—	—	—	—	(2,158)	—	(2,158)
Balances as of March 31, 2021	19,243,795	$302,354	11,602,230	$116	$—	$(248,648)	$(184)	$(248,716)

See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,360)	$(2,158)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	718	835
Stock-based compensation expense	1,345	273
Change in fair value of deferred acquisition consideration	—	87
Provision for transaction losses and eCommerce returns	278	87
Amortization of costs to obtain revenue contracts	78	121
Amortization of operating lease right-of-use assets	623	—
Deferred rent	—	(49)
Other, net	76	(2)
Changes in operating assets and liabilities:
Accounts receivable	59	212
Prepaid expenses and other current assets	905	1,374
Receivables from payment processors	(1,114)	(826)
Other assets	(235)	(41)
Accounts payable and accrued expenses	(691)	1,486
Payables due to sellers	(1,316)	4,909
Operating lease liabilities	(672)	—
Other current liabilities and other liabilities	81	(166)
Net cash (used in) provided by operating activities	(6,225)	6,142
Cash flows from investing activities:
Development of internal-use software	(741)	(473)
Purchases of property and equipment	(19)	(28)
Other, net	(14)	—
Net cash used in investing activities	(774)	(501)
Cash flows from financing activities:
Proceeds from exercise of stock options	220	919
Payment of deferred offering costs	—	(2,096)
Net cash provided by (used in) financing activities	220	(1,177)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(89)	10
Net (decrease) increase in cash, cash equivalents, and restricted cash	(6,868)	4,474
Cash, cash equivalents, and restricted cash at beginning of the period	171,559	58,195
Cash, cash equivalents, and restricted cash at end of the period	$164,691	$62,669
Supplemental disclosure of cash flow information:
Cash paid for interest	$16	$5
Supplemental disclosure of non-cash activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$3,829
Change in deferred offering costs included in accounts payable and accrued expenses	—	335
Stock-based compensation included in deferred offering costs	—	7
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
Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, 1stdibs.com, Ltd. and 1stdibs Design Manager, Inc. (“Design Manager”). All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2022.
The condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the interim periods. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2022.
There have been no material changes to the Company's significant accounting policies as described in the Form 10-K except for the recently adopted accounting pronouncements discussed below.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, provision for transaction losses, determination of useful lives of property and equipment, valuation and useful lives of intangible assets, impairment assessment of goodwill, capitalization of internal-use software and determination of useful lives, stock option valuations, the incremental borrowing rate associated with lease liabilities, and income taxes. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.
Cash, Cash Equivalents, and Restricted Cash
The following represents the Company’s cash, cash equivalents, and restricted cash as of the periods presented:

(in thousands)	March 31, 2022	March 31, 2021
Cash and cash equivalents	$161,357	$59,336
Restricted cash	3,334	3,333
Total cash, cash equivalents, and restricted cash	$164,691	$62,669

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company adopted this standard on January 1, 2022, which resulted in the Company recording $24.5 million of operating lease right-of-use assets, and $2.7 million and $24.4 million of operating lease liabilities, classified as current and non-current, respectively, on its balance sheet. The adoption did not have a material effect on the statement of operations. The Company utilized the modified retrospective adoption approach, whereby all prior periods continue to be reported under previous lease accounting guidance. The Company elected the package of practical expedients to not reassess prior conclusions related to lease identification, classification and initial direct costs, and did not elect the hindsight practical expedient which would have permitted the use of hindsight in determining the lease term and assessing impairment. See Note 7 "Leases" for further discussion on the Company's accounting for leases under ASC 842.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions with ASC 740, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. This guidance is effective for fiscal years and interim periods beginning after December 15, 2020 for public business entities and for fiscal years beginning after December 15, 2021 for all other entities. The Company adopted this standard on January 1, 2022, which did not have a material impact on the Company's condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). The amendments in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies for fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. The Company plans to adopt this standard on January 1, 2023 and, based on the Company’s current mix of financial assets, does not expect the adoption to have a material impact on the Company's consolidated financial statements.
2. Fair Value of Financial Instruments
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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2022, and 2021.
3. Revenue Recognition
The following table summarizes the Company’s net revenue by type of service for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Seller marketplace services	$25,527	$24,716
Other services	1,060	810
Total net revenue	$26,587	$25,526
The Company generates revenue from seller marketplace services and other services. Seller marketplace services primarily consist of subscription, listing, and marketplace transaction fees. Other services primarily consist of advertising revenues generated from displaying ads on the Company’s online marketplace and offering subscriptions to access software typically used by interior designers.
Contract Balances from Contracts with Customers
The following table provides a rollforward of the deferred revenue amounts as follows (in thousands):

Balance as of December 31, 2021	$944
Billings	766
Revenue recognized	(782)
Balance as of March 31, 2022	$928
The amount of revenue recognized during the three months ended March 31, 2022 that was included in the deferred revenue balance at January 1, 2022 was $0.3 million.
4. Other Current Assets
As of March 31, 2022 and December 31, 2021, other current assets consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Costs to obtain revenue contracts	$274	$246
Other current assets	857	621
Total other current assets	$1,131	$867

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Property and Equipment, net
As of March 31, 2022 and December 31, 2021, property and equipment, net consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Internal-use software	$17,027	$16,346
Leasehold improvements	3,594	3,591
Furniture and fixtures	1,111	1,107
Computer equipment and software	845	882
Construction in progress	1,105	1,047
Total property and equipment, gross	23,682	22,973
Less: Accumulated depreciation and amortization	(19,121)	(18,514)
Total property and equipment, net	$4,561	$4,459
Depreciation expense related to the Company’s property and equipment totaled $0.7 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively.
6. Accrued Expenses
As of March 31, 2022 and December 31, 2021, accrued expenses consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Shipping	$5,120	$6,669
Payroll	2,247	2,174
Sales & use tax payable	1,606	1,721
Allowance for transaction losses	1,279	1,127
Payment processor fees	1,007	1,052
Allowance for eCommerce returns	505	415
Other	850	587
Total accrued expenses	$12,614	$13,745
7. Leases
The Company enters into contracts in the normal course of business and assesses whether any such contracts contain a lease. The Company determines if an arrangement is a lease at inception if it conveys the right to control the identified asset for a period of time in exchange for consideration. The Company classifies leases as operating or financing in nature, and records the associated right-of-use asset and lease liability on its condensed consolidated balance sheet. The lease liability represents the present value of future lease payments, net of lease incentives, discounted using an incremental borrowing rate, which is a management estimate based on the information available at the commencement date of a lease arrangement.
The Company accounts for lease and non-lease components related to operating leases as a single lease component. The Company has elected that costs associated with leases having an initial term of 12 months or less ("short-term leases") are recognized in the condensed consolidated statement of operations on a straight-line basis over the lease term and are not recorded on the balance sheet.
Effective January 1, 2022, the Company adopted ASU 2016-02, utilizing the modified retrospective adoption approach. Prior to adoption, during the years ended December 31, 2021 and prior, the Company accounted for leases under ASC 840, whereby rent expense associated with operating leases was recognized on a straight-line basis over the lease term. Under ASC 842, lease expense is recognized as a single lease cost on a straight-line basis over the lease term. The lease term consists of non-cancelable periods, and may include options, including those to extend or terminate, if it is reasonably certain they will be exercised.
As of March 31, 2022, the Company had $23.9 million of operating lease right-of-use assets, and $2.7 million and $23.8 million of operating lease liabilities, classified as current and non-current, respectively, and no finance leases, on its condensed consolidated balance sheet. These operating lease arrangements included in the measurement of lease liabilities had a weighted-average remaining lease term of 7.7 years, a weighted-average discount rate of 5.9%, and do not reflect options to extend or terminate, as management does not consider the exercise of these options to be reasonably certain. During the three months

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
ended March 31, 2022, the Company paid $1.1 million for amounts included in the measurement of lease liabilities. The Company did not enter into any new lease arrangements during the three months ended March 31, 2022.
During the three months ended March 31, 2022, the Company recognized $1.3 million of lease expense. During the three months ended March 31, 2021, rent expense was $0.9 million.

(in thousands)	Three Months Ended March 31, 2022
Operating lease expense	$1,003
Short-term lease expense	37
Variable lease expense	240
Total lease expense	$1,280
As of March 31, 2022, the total remaining operating lease payments included in the measurement of lease liabilities was as follows (in thousands):

Year Ending December 31,	Operating Lease Payments
2022 (remaining)	$3,157
2023	4,079
2024	4,114
2025	4,292
2026	4,292
Thereafter	12,875
Total operating lease payments	32,809
Less: imputed interest	6,292
Total lease liabilities	$26,517
8. Other Current Liabilities
As of March 31, 2022 and December 31, 2021, other current liabilities consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Deferred rent	$—	$194
Sales and use tax contingencies	1,947	1,922
Buyer deposits	668	595
Deferred revenue	806	801
Total other current liabilities	$3,421	$3,512
9. Equity
As of March 31, 2022 and December 31, 2021, the Company had reserved shares of common stock for issuance in connection with the following:

	March 31, 2022	December 31, 2021
Options to purchase common stock	3,650,807	3,949,943
Restricted stock units	2,518,412	309,530
Shares available for future grant under the 2021 Plan	5,377,679	5,103,772
Shares available for future grant under the ESPP	1,179,902	800,000
Total	12,726,800	10,163,245
Preferred Stock
Effective June 14, 2021, in connection with the closing of the Company’s IPO, the Company’s Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share, in one or more series. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights,

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. As of March 31, 2022 and December 31, 2021, no shares of preferred stock were issued or outstanding.
Common Stock
As of March 31, 2022 and December 31, 2021, the Company had authorized 400,000,000 shares, of voting common stock, $0.01 par value per share. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Board of Directors out of legally available funds. If there is a liquidation, dissolution, or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock. The rights, preferences, and privileges of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.
10. Stock-based compensation
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
Following the completion of the Company’s Initial Public Offering, in June 2021, no additional awards and no shares of the Company’s common stock remain available for future issuance under the 2011 Plan. However, the 2011 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.
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
As of March 31, 2022, 5,377,679 shares were available for future grants of the Company’s common stock.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black Scholes option-pricing model to determine the grant-date fair value to the Company’s employees:

Three Months Ended March 31, 2021
Expected term in years	6.0
Expected stock price volatility	67.7%
Risk-free interest rate	1.1%
Expected dividend yield	—
No stock options were granted during the three months ended March 31, 2022.
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	3,949,943	$6.46	6.9	$24,543
Granted	—	—
Exercised	49,224	4.47
Cancelled	249,912	7.11
Outstanding as of March 31, 2022	3,650,807	$6.45	6.1	$8,853
Options exercisable as of March 31, 2022	2,307,407	$4.78	4.6	$7,861
Options vested and expected to vest as of March 31, 2022	3,650,807	$6.45	6.1	$8,853
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.
The aggregate intrinsic value of stock options exercised was $0.3 million and $1.2 million during the three months ended March 31, 2022 and 2021, respectively. The weighted-average grant-date fair value per share of stock options granted was $5.74 during the three months ended March 31, 2021. No stock options were granted during the three months ended March 31, 2022.
The total fair value of stock options vested was $1.3 million and $0.2 million during the three months ended March 31, 2022 and 2021 respectively.
The stock options granted during the year ended December 31, 2021 included 615,997 stock options granted to executive officers that include a performance condition related to a sale event or initial public offering occurring before December 31, 2021 in addition to the standard service condition. These options will vest over four years, with approximately 21% vested on January 1, 2022, and the balance vesting ratably over the remaining 38 months. During the three months ended March 31, 2022 and 2021, $0.2 million and no stock-based compensation expense was recognized for options having a performance condition, respectively.
Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock units:

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2021	309,530	$15.30
Granted	2,214,305	7.99
Vested	776	17.73
Cancelled	4,647	12.80
Outstanding as of March 31, 2022	2,518,412	$8.88
The estimated weighted-average grant date fair value of restricted stock units granted was $7.99 per share for the three months ended March 31, 2022. The total grant date fair value of restricted stock units vested was less than $0.1 million for the three months ended March 31, 2022.
Employee Stock Purchase Plan
In May 2021, the Company's board of directors adopted, and its stockholders approved, the Company's 2021 Employee Stock Purchase Plan (the "ESPP"). A total of 1,179,902 shares of the Company's authorized but unissued or reacquired shares of its common stock (as adjusted for stock splits, stock dividends, combinations, and the like) are available for issuance under the ESPP. The number of shares of the Company's common stock that will be available for issuance under the ESPP also includes an annual increase on the first day of each fiscal year, for a period of not more than 10 years, beginning on January 1, 2022, equal to the least of: (i) 1% of the outstanding shares of the Company’s common stock on such date, (ii) 400,000 shares (as adjusted for stock splits, stock dividends, combinations, and the like) or (iii) a lesser amount determined by the Compensation Committee or the Company’s board of directors.
During regularly scheduled “offerings” under the ESPP, participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation, or such lower limit as may be determined by the Compensation Committee from time to time. Participants will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering. Participation in the ESPP will end automatically on termination of employment. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date, whichever is less. The fair market value of the Company’s common stock for this purpose will generally be the closing price on Nasdaq (or such other exchange as the Company’s common stock may be traded at the relevant time) for the date in question, or if such date is not a trading day, for the last trading day before the date in question. As of March 31, 2022, an initial offering period has not commenced, and for the three months ended March 31, 2022, no shares of common stock were purchased under the ESPP.
Stock-Based Compensation
The following table summarizes the classification of the Company’s stock-based compensation in the condensed consolidated statements of operations:

(in thousands)	Three Months Ended March 31,
	2022	2021
Cost of revenue	$83	$9
Sales and marketing	301	86
Technology development	432	76
General and administrative	529	102
Total stock-based compensation	$1,345	$273
As of March 31, 2022, total unrecognized compensation expense related to unvested stock options was $28.3 million, which is expected to be recognized over a weighted-average period of 3.4 years.
11. Income Taxes
The income tax provision was immaterial for the three months ended March 31, 2022 and 2021 due to the net loss before income taxes incurred for the year ended December 31, 2021 and expected to be incurred for the year ending December 31,

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2022, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets. There were no material liabilities for interest and penalties accrued as of March 31, 2022.
12. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2022	2021
Numerator:
Net loss	$(6,360)	$(2,158)
Accretion of redeemable convertible preferred stock to redemption value	—	(3,829)
Net loss attributable to common stockholders	$(6,360)	$(5,987)
Denominator:
Weighted average common shares outstanding—basic and diluted	38,030,293	11,447,744
Net loss per share attributable to common stockholders—basic and diluted	$(0.17)	$(0.52)
The Company’s potentially dilutive securities, which include outstanding stock options, restricted stock units, redeemable convertible preferred stock, and warrants to purchase shares of common stock have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2022	2021
Options to purchase common stock	3,650,807	4,214,778
Restricted stock units	2,518,412	—
Common stock warrants to purchase common stock	—	44,222
Redeemable convertible preferred stock (as converted to common stock)	—	19,243,795
Total	6,169,219	23,502,795
13. Commitments and Contingencies
Legal Proceedings
The Company is subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where the Company believes a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible. The Company does not believe that it is party to any pending legal proceedings that are likely to have a material effect on its business, financial condition, or results of operations for the three months ended March 31, 2022 and 2021.
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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Impact of COVID-19 Pandemic
The full extent of the impact of the COVID-19 pandemic on our business, key metrics, and results of operations depends on future developments that are uncertain and unpredictable, including the duration, severity, and spread of the pandemic, its impact on capital and financial markets and on the U.S. and global economies, the emergence of new variants that may continue to prolong the pandemic, future government actions that may be taken to increase or ease current restrictions, and any new information that may emerge concerning the virus or vaccines or other efforts to control the virus.
As a result of the COVID-19 pandemic, we transitioned to an almost fully remote work environment. More recently, we have re-opened certain offices, on a voluntary basis, and have implemented a flexible work model that we anticipate may have us continue to operate on a significantly remote and geographically dispersed basis for the foreseeable future.
Although we believe our business has been positively impacted to some extent by several trends related to the COVID-19 pandemic, including the increased willingness of sellers and buyers to engage in online transactions for luxury purchases, we cannot predict whether these trends will continue as future positive or negative developments relating to the COVID-19 pandemic unfold.
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

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
GMV	$117,498	$113,694
Number of Orders	39,392	41,928
Active Buyers	71,311	64,731
Adjusted EBITDA (unaudited)	$(4,668)	$(1,348)
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
Our net revenue consists principally of seller marketplace services, software services, and advertisements. Seller marketplace services consist of subscriptions, listings, and marketplace transactions. Revenue from subscriptions consist of access to our online marketplace, allowing sellers, who are our customers, to execute successful purchase transactions with buyers. Sellers pay us for promoting certain products on their behalf and at their discretion through our online marketplace. For successful purchase transactions, sellers also pay us commissions ranging from 5% to 50%, and processing fees of 3%, net of expected refunds. If a seller accepts a return or refund of an on-platform purchase, the related commission and processing fees are refunded to the seller. In January 2022, we tested the launch of seller pricing tiers which allow new sellers to choose the plan that best fits their business and includes choices of a higher monthly subscription fee and lower commission rates, as well as a subscription-free tier with higher commission rates. Software services revenue consists of monthly and annual subscriptions allowing customers to access our Design Manager software, typically used by interior designers. Advertisements consist of impression-based ads displayed on our online marketplace on the seller’s behalf.
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
Operating Expenses
Operating expenses consist of sales and marketing, technology development, general and administrative, and provision for transaction loss expenses. We include stock-based compensation expense in connection with the grant of the stock awards in the applicable operating expense category based on the respective equity award recipient’s function.
Sales and Marketing
Sales and marketing expenses include advertising expense, payroll, employee benefits, stock-based compensation, promotional discounts offered to new and existing buyers, incentives offered to select buyers who reach a certain purchase amount threshold, and other headcount-related expenses associated with the sales and marketing personnel. Advertising expenses consist primarily of costs incurred promoting and marketing our services, such as costs associated with acquiring new users through performance-based marketing, print advertising, email, and events. Promotional discounts and incentives represent incentives solely to end buyers and, therefore, are not considered payments made to our customers. Buyers are not our customers because access to the 1stDibs marketplace is free for buyers and we have no performance obligations with respect to buyers.
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
General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with finance, facility, and human resources related personnel, as well as general overhead costs of the business, including lease expenses, depreciation and amortization of property and equipment, and legal, accounting, and professional fees.
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

Results of Operations
The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended March 31,
	2022	2021
Net revenue	$26,587	$25,526
Cost of revenue	7,677	7,032
Gross profit	18,910	18,494
Operating expenses:
Sales and marketing	11,799	11,545
Technology development	5,761	3,945
General and administrative	6,407	4,407
Provision for transaction losses	1,674	1,053
Total operating expenses	25,641	20,950
Loss from operations	(6,731)	(2,456)
Other income (expense), net:
Interest income	54	12
Interest expense	(4)	(5)
Other, net	321	291
Total other income (expense), net	371	298
Net loss before income taxes	(6,360)	(2,158)
Provision for income taxes	—	—
Net loss	$(6,360)	$(2,158)
The following table summarizes our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Net revenue	100%	100%
Cost of revenue	29	28
Gross profit	71	72
Operating expenses:
Sales and marketing	44	45
Technology development	22	15
General and administrative	24	17
Provision for transaction losses	6	4
Total operating expenses	96	81
Loss from operations	(25)	(9)
Other income (expense), net:
Interest income	—	—
Interest expense	—	—
Other, net	1	1
Total other income (expense), net	1	1
Net loss before income taxes	(24)	(8)
Provision for income taxes	—	—
Net loss	(24)%	(8)%

Comparison of the Three Months Ended March 31, 2022 and 2021
Net Revenue

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Net revenue	$26,587	$25,526	$1,061	4%
Net revenue was $26.6 million for the three months ended March 31, 2022, as compared to $25.5 million for the three months ended March 31, 2021. The increase of $1.1 million, or 4%, was primarily driven by an increase in seller marketplace services revenue of $0.8 million. The increase in seller marketplace services revenue was primarily due to increases in marketplace transaction fees as a result of the growth in our GMV, as well as an increase in subscription fees due to the addition of new sellers.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 70% and 72% of our net revenue for the three months ended March 31, 2022 and 2021, respectively. Subscription fees accounted for 23% and 22% of our net revenue for the three months ended March 31, 2022 and 2021, respectively.
Cost of Revenue

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Cost of revenue	$7,677	$7,032	$645	9%
Cost of revenue was $7.7 million for the three months ended March 31, 2022, as compared to $7.0 million for the three months ended March 31, 2021. The increase of $0.6 million, or 9%, was primarily driven by an increase in salaries and benefits due to higher headcount to support growth.
Gross Profit and Gross Margin
Gross profit was $18.9 million and gross margin was 71.1% for the three months ended March 31, 2022, as compared to gross profit of $18.5 million and gross margin of 72.5% for the three months ended March 31, 2021. The increase in gross profit for the three months ended March 31, 2022 was primarily driven by the increase in seller marketplace services revenue partially offset by the increase in salaries and benefits included in cost of revenue. Gross margin decreased for the same period as the salaries and benefits grew at a faster pace than net revenue.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$11,799	$11,545	$254	2%
Sales and marketing expense was $11.8 million for the three months ended March 31, 2022, as compared to $11.5 million for the three months ended March 31, 2021. There were nominal increases in salaries and benefits as well as stock-based compensation expense, which were partially offset by a decrease in performance-based marketing expense.
Technology Development

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Technology development	$5,761	$3,945	$1,816	46%
Technology development expense was $5.8 million for the three months ended March 31, 2022, as compared to $3.9 million for the three months ended March 31, 2021. The increase of $1.8 million, or 46%, was primarily driven by increases of $0.9 million in salaries and benefits due to higher headcount to support technology development and $0.6 million consulting fees for technology development, including costs to translate our website into new languages to help our international expansion.

General and Administrative

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
General and administrative	$6,407	$4,407	$2,000	45%
General and administrative expense was $6.4 million for the three months ended March 31, 2022, as compared to $4.4 million for the three months ended March 31, 2021. The increase of $2.0 million, or 45%, was primarily driven by a $1.1 million increase in liability insurance, a $0.4 million increase in salaries and benefits due to higher headcount, a $0.4 million increase in stock-based compensation expense due to additional awards granted since March 2021. These expense increases were primarily related to our operations as a public company.
Provision for Transaction Losses

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Provision for transaction losses	$1,674	$1,053	$621	59%
Provision for transaction losses was $1.7 million for the three months ended March 31, 2022, as compared to $1.1 million for the three months ended March 31, 2021. The increase of $0.6 million, or 59%, was primarily driven by a higher volume of transactional and shipping accommodations.
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
•The exclusion of other income (expense), net, which includes interest income related to our cash equivalents, interest expense, and realized and unrealized gains and losses on foreign currency exchange; and
•The exclusion of stock-based compensation expense, which has been a significant recurring expense and will continue to constitute a significant recurring expense for the foreseeable future, as equity awards are expected to continue to be an important component of our compensation strategy.
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
We define Adjusted EBITDA as our net loss, excluding: (1) depreciation and amortization; (2) stock-based compensation expense; (3) other income (expense), net; and (4) provision for income taxes. The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(6,360)	$(2,158)
Depreciation and amortization	718	835
Stock-based compensation expense	1,345	273
Other income, net	(371)	(298)
Provision for income taxes	—	—
Adjusted EBITDA	$(4,668)	$(1,348)
Liquidity and Capital Resources
As of March 31, 2022, we had cash and cash equivalents of $161.4 million and an accumulated deficit of $274.8 million. Net cash used in operating activities was $6.2 million in the three months ended March 31, 2022. We expect that operating losses and negative cash flows from operations could continue in the foreseeable future as we continue to invest in expansion activities. Our principal use of cash is to fund our operations and platform development to support our growth.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash (used in) provided by operating activities	$(6,225)	$6,142
Net cash used in investing activities	(774)	(501)
Net cash provided by (used in) financing activities	220	(1,177)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(89)	10
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(6,868)	$4,474
Cash Flows from Operating Activities
Net cash used in operating activities was $6.2 million for the three months ended March 31, 2022, as compared to net cash provided by operating activities of $6.1 million for the three months ended March 31, 2021. The increase in net cash used of $12.4 million was primarily driven by a $6.2 million cash flow decrease in payables due to sellers. This is primarily due to a $4.9 million positive cash flow adjustment for the three months ended March 31, 2021 as we changed our seller payment terms in March 2021 to more closely align seller payments to the timing of the seller’s shipment of a confirmed order. There was also a $4.2 million increase in net loss due to the factors discussed in the “Results of Operations” section above.
Cash Flows from Investing Activities
Net cash used in investing activities was $0.8 million for the three months ended March 31, 2022, as compared to $0.5 million for the three months ended March 31, 2021. The increase in cash used of $0.3 million was primarily due to increases in development of internal-use software.

Cash Flows from Financing Activities
Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2022, as compared to net cash used in financing activities of $1.2 million for the three months ended March 31, 2021. The increase of $1.4 million is primarily due to the $2.1 million payment of deferred offering costs in the three months ended March 31, 2021, which did not reoccur in the current period. This was partially offset by a $0.7 million decrease in proceeds from the exercise of stock options.
Contractual Obligations
As of March 31, 2022, there were no material changes in commitments under contractual obligations compared to the contractual obligations disclosed in our Form 10-K.
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
There have been no significant changes to our critical accounting policies and estimates included in our Form 10-K.
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
Interest Rate Sensitivity
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We held cash and cash equivalents of $161.4 million as of March 31, 2022. We generally hold our cash in non-interest-bearing checking accounts. Cash equivalents consist of amounts held in money market accounts. Due to the nature of our cash and cash equivalents, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our cash and cash equivalents. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, Euros, and British pounds, depending on the currency selection of the seller. Our cost of revenue and operating expenses are primarily denominated in U.S. dollars, except for our U.K. operations, which are denominated in British pounds. As our online marketplace continues to grow globally, our results of operations and cash flows may be subject to fluctuations due to the change in foreign exchange rates. To date, fluctuations due to changes in the Euro and British pound have not been significant, but we may experience material foreign exchange gains and losses in our statement of operations in the future. As of March 31, 2022, a 10% increase or decrease in current exchange rates would not have a material impact on our consolidated financial statements.

Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated by requiring upfront payment for many of our services and due to our diverse customer base, dispersed over various geographic regions and industrial sectors. For the three months ended March 31, 2022 and 2021, no single customer accounted for more than 10% of our net revenue. We maintain provisions for potential credit losses and such losses to date have been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, before investing in our common stock. If any of the following risks are realized, in whole or in part, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and prospects.
Risks Related to Our Business and Industry
We have a history of operating losses, and we may not achieve or maintain profitability in the future, which in turn could negatively impact our financial condition and our stock price.
We incurred net losses of $6.4 million and $2.2 million during the three months ended March 31, 2022 and 2021, respectively. We had an accumulated deficit of $274.8 million as of March 31, 2022. We expect to incur significant losses in the future. We will need to generate and sustain increased revenue levels or reduce operating costs materially in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We expect that our operating expenses will increase substantially for the foreseeable future as we hire additional employees, invest in expanding our seller and buyer base and deepening our existing seller and buyer relationships, expand across and within product verticals, increase our marketing efforts and brand awareness, and invest in expanding our international operations. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These expenditures will make it more difficult for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we were to reduce our expenses, it could negatively impact our growth and growth strategy. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
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
We have experienced net revenue growth in recent periods, with net revenue of $26.6 million and $25.5 million during the three months ended March 31, 2022 and 2021, respectively. You should not rely on our net revenue for any previous quarterly or annual period as any indication of our net revenue or revenue growth in future periods. As we grow our business, our net revenue growth rates may decelerate compared to prior years for a number of reasons, which may include more challenging comparisons to prior periods as our net revenue grows, slowing demand for our online marketplace, increasing competition, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, notwithstanding the general increase in online transactions, including for luxury purchases, our growth rates are likely to experience increased volatility, and may decelerate, as the COVID-19 pandemic evolves.

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
As a result of the COVID-19 pandemic, we have transitioned to an almost fully remote work environment. More recently, we have re-opened certain offices and have implemented a flexible work model that we anticipate will have us continue to operate on a significantly remote and geographically (including internationally) dispersed basis for the foreseeable future. This remote and dispersed work environment could have a negative impact on the execution of our business plans and operations. For example, if a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. Further, as the COVID-19 pandemic continues, we may experience disruptions if our employees, our sellers and buyers, or our third-party service providers’ employees become ill and are unable to perform their duties, and our operations, Internet, or mobile networks, or the operations of one or more of our third-party service providers, are impacted. The increase in remote working may also result in consumer privacy, IT security, and fraud vulnerabilities, which, if exploited, could result in significant recovery costs and harm to our reputation. Transitioning to a fully or predominantly remote work environment and providing and maintaining the operational infrastructure necessary to support a remote work environment also present significant challenges to maintaining compliance with state requirements such as employee income tax withholding, remittance and reporting, payroll registration, and workers’ compensation insurance. It may also negatively impact our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and beyond.
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
•anticipate and respond to macroeconomic changes generally, including changes in the market for luxury design products and fluctuating shipping costs;
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
We have incurred substantial net operating losses (“NOLs”), during our history. Unused NOLs may carry forward to offset future taxable income if we achieve profitability in the future, unless such NOLs expire under applicable tax laws. However, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs and other pre-change tax attributes to offset its post-change taxable income or other taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the company. We completed formal studies through August 18, 2021 to determine if any ownership changes within the meaning of Sections 382 and 383 of the Code have occurred. As a result of the studies, we determined that although we experienced an ownership change on July 28, 2015, the limitation from the ownership change will not result in any of the NOLs or tax credits expiring unutilized. No additional ownership changes have occurred through the date of the most recent study. In addition, the Company has started a formal study to update the August 18, 2021 study through December 31, 2021, which has not been completed as of the date of filing this Quarterly Report on Form 10-Q. It is possible that we may experience an ownership change as a result of this study. In the event that we experience an ownership change within the meaning of Sections 382 and 383 of the Code as a result of the December 31, 2021 study or any future transactions in our stock, then we may be limited in our ability to use our NOL carryforwards to offset our future taxable income, if any.
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
•other events or factors, including those resulting from global health crises such as the COVID-19 pandemic, war, incidents of terrorism, or responses to these events; and
•any other factors discussed in this Quarterly Report on Form 10-Q relating to our initial public offering.
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
Sales of a substantial number of shares of our common stock in the public market, such as the perception that sales might occur, could cause the price of our common stock to decline.
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
In addition, the registration of shares with existing registration rights would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act, which are subject to the limitations of Rule 144. Sales of securities by any of these stockholders or the perception that such sales could occur could adversely affect the trading price of our common stock.
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
None.
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

1STDIBS.COM, INC.

/s/ Thomas Etergino
Date: May 12, 2022	Thomas Etergino Chief Financial Officer (Principal Financial Officer)