Form 10-Q
period 2022-06-30
1stdibs.com, Inc.
filed 2022-08-11
CIK 1600641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of July 25, 2022, the registrant had 38,593,435 shares of common stock, $0.01 par value per share outstanding.

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
•our ability to successfully operate in and enter international markets;
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
•our anticipated uses of net proceeds from our initial public offering (“IPO”);
•the effects of the COVID-19 pandemic and geopolitical risks on our business and operations;
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
•Risks related to our operations in, and further expansion into, markets outside of the United States;
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
•Risks related to the impact of and focus on Environmental, Social, and Governance (“ESG”) matters;
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
1STDIBS.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$162,692	$168,226
Accounts receivable, net of allowance for doubtful accounts of $126 and $29 at June 30, 2022 and December 31, 2021, respectively	705	701
Prepaid expenses	7,530	3,951
Receivables from payment processors	3,379	2,142
Other current assets	2,781	867
Total current assets	177,087	175,887
Property and equipment, net	4,184	4,459
Operating lease right-of-use assets	23,278	—
Goodwill	4,077	7,202
Intangible assets, net	8	1,164
Other assets	3,458	3,542
Total assets	$212,092	$192,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,683	$4,729
Payables due to sellers	7,798	10,225
Accrued expenses	12,538	13,745
Operating lease liabilities, current	2,700	—
Other current liabilities	2,778	3,512
Total current liabilities	32,497	32,211
Operating lease liabilities, non-current	23,133	—
Other liabilities	95	2,605
Total liabilities	55,725	34,816
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; zero shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 38,573,212 and 38,000,086 shares issued as of June 30, 2022 and December 31, 2021, respectively; and 38,573,212 and 37,991,529 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	383	380
Additional paid-in capital	431,513	425,769
Accumulated deficit	(275,131)	(268,482)
Accumulated other comprehensive loss	(398)	(229)
Total stockholders’ equity	156,367	157,438
Total liabilities and stockholders’ equity	$212,092	$192,254
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$24,576	$24,699	$51,163	$50,225
Cost of revenue	7,953	7,314	15,630	14,346
Gross profit	16,623	17,385	35,533	35,879
Operating expenses:
Sales and marketing	11,268	11,244	23,067	22,789
Technology development	6,587	4,541	12,348	8,486
General and administrative	7,497	4,743	13,904	9,150
Provision for transaction losses	1,575	1,463	3,249	2,516
Gain on sale of Design Manager	(9,684)	—	(9,684)	—
Total operating expenses	17,243	21,991	42,884	42,941
Loss from operations	(620)	(4,606)	(7,351)	(7,062)
Other income (expense), net:
Interest income	172	23	226	35
Interest expense	(4)	(4)	(8)	(9)
Other, net	163	456	484	747
Total other income (expense), net	331	475	702	773
Net loss before income taxes	(289)	(4,131)	(6,649)	(6,289)
Provision for income taxes	—	—	—	—
Net loss	(289)	(4,131)	(6,649)	(6,289)
Accretion of redeemable convertible preferred stock to redemption value	—	(3,232)	—	(7,061)
Net loss attributable to common stockholders	$(289)	$(7,363)	$(6,649)	$(13,350)
Net loss per share attributable to common stockholders—basic and diluted	$(0.01)	$(0.44)	$(0.17)	$(0.95)
Weighted average common shares outstanding—basic and diluted	38,170,396	16,629,401	38,100,731	14,052,887
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(289)	$(4,131)	$(6,649)	$(6,289)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax of $0 for each of the three and six months ended June 30, 2022 and 2021	(120)	(2)	(169)	16
Comprehensive loss	$(409)	$(4,133)	$(6,818)	$(6,273)
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2022	38,041,529	$380	$427,334	$(274,842)	$(278)	$152,594
Issuance of common stock for exercise of stock options	268,854	3	1,016	—	—	1,019
Vested restricted stock units converted to common shares	262,829	—	—	—	—	—
Stock-based compensation	—	—	3,163	—	—	3,163
Foreign currency translation adjustment	—	—	—	—	(120)	(120)
Net loss	—	—	—	(289)	—	(289)
Balances as of June 30, 2022	38,573,212	$383	$431,513	$(275,131)	$(398)	$156,367

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	37,991,529	$380	$425,769	$(268,482)	$(229)	$157,438
Issuance of common stock for exercise of stock options	318,078	3	1,236	—	—	1,239
Vested restricted stock units converted to common shares	263,605	—	—	—	—	—
Stock-based compensation	—	—	4,508	—	—	4,508
Foreign currency translation adjustment	—	—	—	—	(169)	(169)
Net loss	—	—	—	(6,649)	—	(6,649)
Balances as of June 30, 2022	38,573,212	$383	$431,513	$(275,131)	$(398)	$156,367

	Three Months Ended June 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of March 31, 2021	19,243,795	$302,354	11,602,230	$116	$—	$(248,648)	$(184)	$(248,716)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(19,243,795)	(305,586)	19,243,795	192	305,394	—	—	305,586
Issuance of common stock in connection with initial public offering, net of issuance costs of $14,762	—	—	6,612,500	66	117,422	—	—	117,488
Accretion of redeemable convertible preferred stock to redemption value	—	3,232	—	—	(2,203)	(1,029)	—	(3,232)
Issuance of common stock for acquisition of Design Manager	—	—	45,152	1	766	—	—	767
Issuance of common stock for exercise of stock options	—	—	263,837	3	1,037	—	—	1,040
Issuance of common stock for cashless exercise of warrants	—	—	35,665	—	—			—
Stock-based compensation	—	—	—	—	786	—	—	786
Foreign currency translation adjustment	—	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	—	—	(4,131)	—	(4,131)
Balances as of June 30, 2021	—	$—	37,803,179	378	423,202	(253,808)	(186)	169,586

	Six Months Ended June 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	19,243,795	$298,525	11,376,048	$114	$—	$(243,858)	$(202)	$(243,946)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(19,243,795)	(305,586)	19,243,795	192	305,394	—	—	305,586
Issuance of common stock in connection with initial public offering, net of issuance costs of $14,762	—	—	6,612,500	66	117,422	—	—	117,488
Accretion of redeemable convertible preferred stock to redemption value	—	7,061	—	—	(3,400)	(3,661)	—	(7,061)
Issuance of common stock for acquisition of Design Manager	—	—	45,152	1	766	—	—	767
Issuance of common stock for exercise of stock options	—	—	490,019	5	1,954	—	—	1,959
Issuance of common stock for cashless exercise of warrants	—	—	35,665	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,066	—	—	1,066
Foreign currency translation adjustment	—	—	—	—	—	—	16	16
Net loss	—	—	—	—	—	(6,289)	—	(6,289)
Balances as of June 30, 2021	—	$—	37,803,179	378	423,202	(253,808)	(186)	169,586

See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,649)	$(6,289)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,481	1,634
Stock-based compensation expense	4,508	1,042
Change in fair value of deferred acquisition consideration	—	427
Provision for transaction losses and eCommerce returns	340	239
Amortization of costs to obtain revenue contracts	158	239
Amortization of operating lease right-of-use assets	1,253	—
Deferred rent	—	(97)
Gain on sale of Design Manager	(9,684)	—
Other, net	178	(3)
Changes in operating assets and liabilities:
Accounts receivable	(178)	115
Prepaid expenses and other current assets	(3,969)	(4,385)
Receivables from payment processors	(1,226)	(29)
Other assets	(501)	(74)
Accounts payable and accrued expenses	387	5,399
Payables due to sellers	(2,427)	3,942
Operating lease liabilities	(1,350)	—
Other current liabilities and other liabilities	(661)	(539)
Net cash (used in) provided by operating activities	(18,340)	1,621
Cash flows from investing activities:
Development of internal-use software	(1,164)	(1,038)
Purchases of property and equipment	(48)	(48)
Proceed from sale of Design Manager	14,611	—
Other, net	(17)	—
Net cash provided by (used in) investing activities	13,382	(1,086)
Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	122,993
Proceeds from exercise of stock options	1,239	1,959
Payment of deferred acquisition consideration	—	(640)
Payment of deferred offering costs	—	(3,629)
Net cash provided by financing activities	1,239	120,683
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(314)	7
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,033)	121,225
Cash, cash equivalents, and restricted cash at beginning of the period	171,559	58,195
Cash, cash equivalents, and restricted cash at end of the period	$167,526	$179,420
Supplemental disclosure of cash flow information:
Cash paid for interest	$8	$8
Supplemental disclosure of non-cash activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$7,061
Conversion of redeemable convertible preferred stock in connection with initial public offering	—	305,586
Change in deferred offering costs included in accounts payable and accrued expenses	—	530
Issuance of common stock for Design Manager acquisition	—	767
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
The Company was incorporated in the state of Delaware on March 10, 2000 and is headquartered in New York, NY with additional office space in Wyboston, United Kingdom.
Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, 1stdibs.com, Ltd. and 1stdibs Design Manager, Inc. (“Design Manager”), see section “Sale of Design Manager” for further details. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2022.
The condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the interim periods. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2022.
There have been no material changes to the Company's significant accounting policies as described in the Form 10-K except for the recently adopted accounting pronouncements discussed below.
Sale of Design Manager
On May 2, 2019, the Company acquired 100% of the outstanding equity of Franklin Potter Associates, Inc. and its subsidiary, doing business as Design Manager, for a total purchase consideration of $4.2 million. As a result, Design Manager became a wholly-owned subsidiary of the Company. On June 29, 2022, the Company sold 100% of its equity interest in Design Manager for a purchase price of $14.8 million. The Company received net cash proceeds of $14.6 million, of which $1.5 million will be held in a joint escrow account for 12 months from the date of the sale and is recorded as restricted cash in other current assets. Additionally, a net gain on the sale of $9.7 million was recognized during the three months ended June 30, 2022 and is included in loss from operations on the condensed consolidated statement of operations.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, provision for transaction losses, determination of useful lives of property and equipment, impairment assessment of goodwill, capitalization of internal-use software and determination of useful lives, stock option valuations, the incremental borrowing rate associated with lease liabilities, and income taxes. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash, Cash Equivalents, and Restricted Cash
The following represents the Company’s cash, cash equivalents, and restricted cash as of the periods presented:

(in thousands)	June 30, 2022	June 30, 2021
Cash and cash equivalents	$162,692	$176,087
Restricted cash	4,834	3,333
Total cash, cash equivalents, and restricted cash	$167,526	$179,420
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company’s restricted cash relates to a $3.3 million Letter of Credit for its office lease in New York, New York which is included in other assets, as well as $1.5 million which is held in a joint escrow account for 12 months from the date of the sale of Design Manager and is recorded in other current assets. The carrying value of the restricted cash approximates fair value.
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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2022, and 2021.
3. Revenue Recognition
The following table summarizes the Company’s net revenue by type of service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Seller marketplace services	$23,566	$23,825	$49,093	$48,541
Other services	1,010	874	2,070	1,684
Total net revenue	$24,576	$24,699	$51,163	$50,225
The Company generates revenue from seller marketplace services and other services. Seller marketplace services primarily consist of subscription, listing, and marketplace transaction fees. Other services primarily consist of advertising revenues generated from displaying ads on the Company’s online marketplace and offering subscriptions to access software typically used by interior designers.
Contract Balances from Contracts with Customers
The following table provides a rollforward of the deferred revenue amounts as follows (in thousands):

Balance as of December 31, 2021	$944
Billings	1,472
Revenue recognized	(1,585)
Reduction resulting from the sale of Design Manager	(602)
Balance as of June 30, 2022	$229
The amount of revenue recognized during the six months ended June 30, 2022 that was included in the deferred revenue balance at January 1, 2022 was $0.5 million.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Other Current Assets
As of June 30, 2022 and December 31, 2021, other current assets consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Restricted cash	$1,500	$—
Costs to obtain revenue contracts	384	246
Other current assets	897	621
Total other current assets	$2,781	$867
5. Property and Equipment, net
As of June 30, 2022 and December 31, 2021, property and equipment, net consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Internal-use software	$17,860	$16,346
Leasehold improvements	3,594	3,591
Furniture and fixtures	1,114	1,107
Computer equipment and software	828	882
Construction in progress	526	1,047
Total property and equipment, gross	23,922	22,973
Less: Accumulated depreciation and amortization	(19,738)	(18,514)
Total property and equipment, net	$4,184	$4,459
Depreciation expense related to the Company’s property and equipment totaled $0.7 million and $1.4 million for the three and six months ended June 30, 2022, respectively, and $0.7 million and $1.5 million for the three and six months ended June 30, 2021, respectively.
6. Accrued Expenses
As of June 30, 2022 and December 31, 2021, accrued expenses consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Shipping	$4,118	$6,669
Payroll	3,898	2,174
Sales & use tax payable	1,103	1,721
Allowance for transaction losses	1,272	1,127
Payment processor fees	918	1,052
Allowance for eCommerce returns	453	415
Other	776	587
Total accrued expenses	$12,538	$13,745
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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effective January 1, 2022, the Company adopted ASU 2016-02, utilizing the modified retrospective adoption approach. Prior to adoption, during the years ended December 31, 2021 and prior, the Company accounted for leases under ASC 840, whereby rent expense associated with operating leases was recognized on a straight-line basis over the lease term. Under ASC 842, lease expense is recognized as a single lease cost on a straight-line basis over the lease term. The lease term consists of non-cancelable periods and may include options, including those to extend or terminate, if it is reasonably certain they will be exercised.
As of June 30, 2022, the Company had $23.3 million of operating lease right-of-use assets, $2.7 million and $23.1 million of current and non-current operating lease liabilities, respectively, and no finance leases on its condensed consolidated balance sheet. These operating lease arrangements included in the measurement of lease liabilities had a weighted-average remaining lease term of 7.5 years, a weighted-average discount rate of 5.9%, and do not reflect options to extend or terminate, as management does not consider the exercise of these options to be reasonably certain. During the three and six months ended June 30, 2022, the Company paid $1.1 million and $2.1 million, respectively, for amounts included in the measurement of lease liabilities. The Company did not enter into any new lease arrangements during the six months ended June 30, 2022.
During the three and six months ended June 30, 2022, the Company recognized $1.3 million and $2.6 million of lease expense, respectively. During the three and six months ended June 30, 2021, rent expense was $0.9 million and $1.9 million, respectively.

(in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease expense	$983	$1,987
Short-term lease expense	41	78
Variable lease expense	249	489
Total lease expense	$1,273	$2,554
As of June 30, 2022, the total remaining operating lease payments included in the measurement of lease liabilities was as follows (in thousands):

Year Ending December 31,	Operating Lease Payments
2022 (remaining)	2,104
2023	4,079
2024	4,114
2025	4,292
2026	4,292
Thereafter	12,875
Total operating lease payments	31,756
Less: imputed interest	5,923
Total lease liabilities	$25,833
8. Other Current Liabilities
As of June 30, 2022 and December 31, 2021, other current liabilities consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Deferred rent	$—	$194
Sales and use tax contingencies	1,962	1,922
Buyer deposits	680	595
Deferred revenue	136	801
Total other current liabilities	$2,778	$3,512

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Equity
As of June 30, 2022 and December 31, 2021, the Company had reserved shares of common stock for issuance in connection with the following:

	June 30, 2022	December 31, 2021
Options to purchase common stock	4,364,724	3,949,943
Restricted stock units	3,321,186	309,530
Shares available for future grant under the 2021 Plan	3,402,514	5,103,772
Shares available for future grant under the ESPP	1,179,902	800,000
Total	12,268,326	10,163,245
Preferred Stock
Effective June 14, 2021, in connection with the closing of the Company’s IPO, the Company’s board of directors (“Board”) is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share, in one or more series. The Company's Board has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. As of June 30, 2022 and December 31, 2021, no shares of preferred stock were issued or outstanding.
Common Stock
As of June 30, 2022 and December 31, 2021, the Company had authorized 400,000,000 shares of voting common stock, $0.01 par value per share. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Board out of legally available funds. If there is a liquidation, dissolution, or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock. The rights, preferences, and privileges of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.
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
Following the completion of the Company’s IPO in June 2021, no additional awards and no shares of the Company’s common stock remain available for future issuance under the 2011 Plan. However, the 2011 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.
2021 Stock Incentive Plan
In May 2021, the Company's Board adopted, and its stockholders approved, the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective upon the SEC declaring the Company’s IPO registration statement effective. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options, restricted share awards, stock unit awards, stock appreciation rights, cash-based awards, and performance-based stock awards, or collectively, stock awards. ISOs may be granted only to the Company’s employees, including officers, and the employees of its parent or subsidiaries. All other stock awards may be granted to the Company’s employees, officers, non-employee directors, and consultants and the employees and consultants of its parent, subsidiaries, and affiliates.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2021 Plan will not exceed the sum of (x) 4,333,333 shares (as adjusted for stock splits, stock dividends, combinations, and the like), plus (y) the sum of (1) the number of reserved shares not issued or subject to outstanding awards under the 2011 Plan on the effective date of the 2021 Plan and (2) the number of shares subject to outstanding stock awards granted under the 2011 Plan and that, following the effective date of the 2021 Plan, (A) are subsequently forfeited or terminated for any reason before being exercised or settled, (B) are not issued because such stock award is settled in cash, (C) are subject to vesting restrictions and are subsequently forfeited, (D) are withheld or reacquired to satisfy the applicable exercise, strike, or purchase price, or (E) are withheld or reacquired to satisfy a tax withholding obligation, plus (z) an annual increase on the first day of each fiscal year, for a period of not more than 10 years, beginning on January 1, 2022 and ending on, and including, January 1, 2031, in an amount equal to the lesser of (i) 5% of the outstanding shares on the last day of the immediately preceding fiscal year or (ii) such lesser amount that the Compensation Committee of the Board determines for purposes of the annual increase for that fiscal year.
As of June 30, 2022, 3,402,514 shares were available for future grants of the Company’s common stock.
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black Scholes option-pricing model to determine the grant date fair value to the Company’s employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term in years	6.0	6.0	6.0	6.0
Expected stock price volatility	64.6%	67.3%	64.6%	67.6%
Risk-free interest rate	2.3%	1.0%	2.3%	1.1%
Expected dividend yield	—	—	—	—
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	3,949,943	$6.46	6.9	$24,543
Granted	1,040,000	7.39
Exercised	318,078	3.88
Cancelled	307,141	7.32
Outstanding as of June 30, 2022	4,364,724	$6.81	7.1	$3,056
Options exercisable as of June 30, 2022	2,242,041	$5.32	5.3	$2,810
Options vested and expected to vest as of June 30, 2022	4,364,724	$6.81	7.1	$3,056
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.
The aggregate intrinsic value of stock options exercised was $0.6 million and $0.9 million during the three and six months ended June 30, 2022, respectively, and $1.7 million and $2.9 million during the three and six months ended June 30, 2021, respectively. The weighted-average grant date fair value per share of stock options granted was $4.43 for both the three and six months ended June 30, 2022, and $8.68 and $6.17 during the three and six months ended June 30, 2021, respectively.
The total fair value of stock options vested was $1.3 million and $2.6 million during the three and six months ended June 30, 2022, respectively, and $0.5 million and $0.7 million during the three and six months ended June 30, 2021 respectively.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The stock options granted during the year ended December 31, 2021 included 615,997 stock options granted to executive officers that include a performance condition related to a sale event or initial public offering occurring before December 31, 2021 in addition to the standard service condition. These options will vest over four years, with approximately 21% vested on January 1, 2022, and the balance vesting ratably over the remaining 38 months. Stock-based compensation expense of $0.2 million and $0.4 million was recognized for options having a performance condition during the three and six months ended June 30, 2022, respectively, and $0.3 million during both the three and six months ended June 30, 2021.
Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock units:

	Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2021	309,530	$15.30
Granted	3,397,485	7.64
Vested	263,605	8.71
Cancelled	122,224	7.81
Outstanding as of June 30, 2022	3,321,186	$8.24
The estimated weighted-average grant date fair value of restricted stock units granted was $6.97 and $7.64 per share for the three and six months ended June 30, 2022, respectively. The total grant date fair value of restricted stock units vested was $2.2 million for both of the three and six months ended June 30, 2022.
Employee Stock Purchase Plan
In May 2021, the Company's Board adopted, and its stockholders approved, the Company's 2021 Employee Stock Purchase Plan (the "ESPP"). A total of 1,179,902 shares of the Company's authorized but unissued or reacquired shares of its common stock (as adjusted for stock splits, stock dividends, combinations, and the like) are available for issuance under the ESPP. The number of shares of the Company's common stock that will be available for issuance under the ESPP also includes an annual increase on the first day of each fiscal year, for a period of not more than 10 years, beginning on January 1, 2022, equal to the least of: (i) 1% of the outstanding shares of the Company’s common stock on such date, (ii) 400,000 shares (as adjusted for stock splits, stock dividends, combinations, and the like) or (iii) a lesser amount determined by the Compensation Committee or the Company’s Board.
During regularly scheduled “offerings” under the ESPP, participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation, or such lower limit as may be determined by the Compensation Committee from time to time. Participants will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering. Participation in the ESPP will end automatically on termination of employment. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date, whichever is less. The fair market value of the Company’s common stock for this purpose will generally be the closing price on Nasdaq (or such other exchange as the Company’s common stock may be traded at the relevant time) for the date in question, or if such date is not a trading day, for the last trading day before the date in question. As of June 30, 2022, an initial offering period has not commenced, and for the three and six months ended June 30, 2022, no shares of common stock were purchased under the ESPP.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-Based Compensation
The following table summarizes the classification of the Company’s stock-based compensation in the condensed consolidated statements of operations:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$170	$16	$253	$25
Sales and marketing	760	150	1,061	236
Technology development	1,299	192	1,731	268
General and administrative	934	411	1,463	513
Total stock-based compensation	$3,163	$769	$4,508	$1,042
As of June 30, 2022, total unrecognized compensation expense related to unvested stock-based awards was $36.5 million, which is expected to be recognized over a weighted-average period of 3.3 years.
11. Income Taxes
The income tax provision was immaterial for the three and six months ended June 30, 2022 and 2021 due to the net loss before income taxes incurred for the year ended December 31, 2021 and expected to be incurred for the year ending December 31, 2022, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets. There were no material liabilities for interest and penalties accrued as of June 30, 2022.
12. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Numerator:
Net loss	$(289)	$(4,131)	$(6,649)	$(6,289)
Accretion of redeemable convertible preferred stock to redemption value	—	(3,232)	—	(7,061)
Net loss attributable to common stockholders	$(289)	$(7,363)	$(6,649)	$(13,350)
Denominator:
Weighted average common shares outstanding—basic and diluted	38,170,396	16,629,401	38,100,731	14,052,887
Net loss per share attributable to common stockholders—basic and diluted	$(0.01)	$(0.44)	$(0.17)	$(0.95)
The Company’s potentially dilutive securities, which include outstanding stock options and restricted stock units to purchase shares of common stock have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2022	2021
Options to purchase common stock	4,364,724	4,138,569
Restricted stock units	3,321,186	—
Total	7,685,910	4,138,569

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Commitments and Contingencies
Legal Proceedings
The Company is subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where the Company believes a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible. The Company does not believe that it is party to any pending legal proceedings that are likely to have a material effect on its business, financial condition, or results of operations for the three and six months ended June 30, 2022 and 2021.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications.

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
Sale of Design Manager
On June 29, 2022, we sold 100% of our equity interest in Design Manager for $14.8 million. We recognized a net gain on the sale of $9.7 million during the three months ended June 30, 2022. See Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” for further discussion of the Company’s accounting for the sale of Design Manager.
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
Although, we believe that several trends related to the COVID-19 pandemic, including the increased willingness of sellers and buyers to engage in online transactions for luxury purchases, positively impacted our business initially, we believe that certain subsequent repercussions of the pandemic, such as global shipping industry disruptions and changes in consumer behavior associated with the easing of pandemic-related restrictions and perceived risks, have negatively impacted our key metrics in recent quarters. We cannot predict whether these trends will continue as future positive or negative developments relating to the COVID-19 pandemic unfold.
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
Key Operating and Financial Metrics
We use the following key metrics and non-GAAP measures to measure our performance, identify trends affecting our business, and make strategic decisions:

•Gross Merchandise Value (“GMV”);
•Number of Orders;
•Active Buyers; and
•Adjusted EBITDA (see “Non-GAAP Financial Measures” for a discussion of Adjusted EBITDA and a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA).
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
GMV	$104,803	$107,372	$222,301	$221,066
Number of Orders	35,484	38,375	74,876	80,303
Active Buyers	69,273	68,959	69,273	68,959
Adjusted EBITDA (unaudited)	$(6,071)	$(3,038)	$(10,739)	$(4,386)
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
Adjusted EBITDA
We define Adjusted EBITDA as net loss excluding depreciation and amortization, stock-based compensation expense, other income (expense), net, provision for income taxes, gain on sale of Design Manager, and one-time expenses related to the sale of Design Manager. Adjusted EBITDA is a key performance measure used by our management and board of directors to assess our operating performance and the operating leverage of our business. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the income and expenses that we exclude from Adjusted EBITDA. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to key financial metrics used by our management in their financial and operational decision-making. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Components of Results of Operations
Net Revenue
Our net revenue consists principally of seller marketplace services, software services, and advertisements. Seller marketplace services consist of subscriptions, listings, and marketplace transactions. Revenue from subscriptions consist of access to our online marketplace, allowing sellers, who are our customers, to execute successful purchase transactions with buyers. Sellers pay us for promoting certain products on their behalf and at their discretion through our online marketplace. For successful purchase transactions, sellers also pay us commissions ranging from 5% to 50%, and processing fees of 3%, net of expected refunds. If a seller accepts a return or refund of an on-platform purchase, the related commission and processing fees are refunded to the seller. In January 2022, we launched a test of seller pricing tiers which allow new sellers to choose the plan that best fits their business and includes choices of a higher monthly subscription fee and lower commission rates, as well as a subscription-free tier with higher commission rates. Software services revenue consists of monthly and annual subscriptions allowing customers to access our Design Manager software, typically used by interior designers. Due to the Company’s sale of Design Manager on June 29, 2022, we anticipate that net revenue will no longer include software services in future periods. Advertisements consist of impression-based ads displayed on our online marketplace on the seller’s behalf.
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

Results of Operations
The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$24,576	$24,699	$51,163	$50,225
Cost of revenue	7,953	7,314	15,630	14,346
Gross profit	16,623	17,385	35,533	35,879
Operating expenses:
Sales and marketing	11,268	11,244	23,067	22,789
Technology development	6,587	4,541	12,348	8,486
General and administrative	7,497	4,743	13,904	9,150
Provision for transaction losses	1,575	1,463	3,249	2,516
Gain on sale of Design Manager	(9,684)	—	(9,684)	—
Total operating expenses	17,243	21,991	42,884	42,941
Loss from operations	(620)	(4,606)	(7,351)	(7,062)
Other income (expense), net:
Interest income	172	23	226	35
Interest expense	(4)	(4)	(8)	(9)
Other, net	163	456	484	747
Total other income (expense), net	331	475	702	773
Net loss before income taxes	(289)	(4,131)	(6,649)	(6,289)
Provision for income taxes	—	—	—	—
Net loss	$(289)	$(4,131)	$(6,649)	$(6,289)
The following table summarizes our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	100%	100%	100%	100%
Cost of revenue	32	30	31	29
Gross profit	68	70	69	71
Operating expenses:
Sales and marketing	46	46	45	45
Technology development	27	18	24	17
General and administrative	31	19	27	18
Provision for transaction losses	6	6	6	5
Gain on sale of business	(39)	—	(19)	—
Total operating expenses	71	89	83	85
Loss from operations	(3)	(19)	(14)	(14)
Other income (expense), net:
Interest income	1	—	—	—
Interest expense	—	—	—	—
Other, net	1	2	1	1
Total other income (expense), net	2	2	1	1
Net loss before income taxes	(1)	(17)	(13)	(13)
Provision for income taxes	—	—	—	—
Net loss	(1)%	(17)%	(13)%	(13)%

Comparison of the Three Months Ended June 30, 2022 and 2021
Net Revenue

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Net revenue	$24,576	$24,699	$(123)	(0.5)%
Net revenue was $24.6 million for the three months ended June 30, 2022, a nominal decrease from $24.7 million for the three months ended June 30, 2021, primarily due to the decrease in GMV and the resulting decrease in transaction fees.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 69% and 70% of our net revenue for the three months ended June 30, 2022 and 2021, respectively. Subscription fees accounted for 24% of our net revenue for each of the three months ended June 30, 2022 and 2021.
Cost of Revenue

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Cost of revenue	$7,953	$7,314	$639	9%
Cost of revenue was $8.0 million for the three months ended June 30, 2022, as compared to $7.3 million for the three months ended June 30, 2021. The increase of $0.6 million, or 9%, was primarily driven by an increase of $0.6 million in hosting and co-location costs, as well as an increase of $0.5 million in salaries and benefits due to increased headcount. There was also an increase of $0.1 million in stock-based compensation expense. These increases were partially offset by a decrease of $0.5 million in shipping expenses.
Gross Profit and Gross Margin
Gross profit was $16.6 million and gross margin was 67.6% for the three months ended June 30, 2022, as compared to gross profit of $17.4 million and gross margin of 70.4% for the three months ended June 30, 2021. The decreases in gross profit and gross margin for the three months ended June 30, 2022 were primarily driven by increases in the cost of revenue from expenses associated hosting and co-location costs, as well as salaries and benefits and to a lesser extent a decrease in net revenue.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$11,268	$11,244	$24	0.2%
Sales and marketing expense was $11.3 million for the three months ended June 30, 2022, as compared to $11.2 million for the three months ended June 30, 2021. There were increases in stock-based compensation expense as well as salaries and benefits, which were partially offset by a decrease in performance-based marketing expense.
Technology Development

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Technology development	$6,587	$4,541	$2,046	45%
Technology development expense was $6.6 million for the three months ended June 30, 2022, as compared to $4.5 million for the three months ended June 30, 2021. The increase of $2.0 million, or 45%, was primarily driven by increases of $1.1 million in stock-based compensation expense and $0.9 million in salaries and benefits due to higher headcount to support technology development.
General and Administrative

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
General and administrative	$7,497	$4,743	$2,754	58%

General and administrative expense was $7.5 million for the three months ended June 30, 2022, as compared to $4.7 million for the three months ended June 30, 2021. The increase of $2.8 million, or 58%, was primarily driven by a $0.8 million increase in liability insurance, a $0.6 million increase in salaries and benefits due to higher headcount, a $0.5 million increase in stock-based compensation expense, and a $0.4 million increase in professional fees for both legal and accounting. These increases were primarily related to our operations as a public company.
Provision for Transaction Losses

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Provision for transaction losses	$1,575	$1,463	$112	8%
Provision for transaction losses was $1.6 million for the three months ended June 30, 2022, as compared to $1.5 million for the three months ended June 30, 2021. The increase of $0.1 million, or 8%, was primarily driven by a higher volume of transactional and shipping accommodations.
Comparison of the Six Months Ended June 30, 2022 and 2021
Net Revenue

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Net revenue	$51,163	$50,225	$938	2%
Net revenue was $51.2 million for the six months ended June 30, 2022, as compared to $50.2 million for the six months ended June 30, 2021. The increase of $0.9 million, or 2%, was primarily driven by an increase in seller marketplace services revenue of $0.6 million. The increase in seller marketplace services revenue was primarily due to an increase in subscription fees due to the addition of new sellers, as well as increases in marketplace transaction fees as a result of the growth in our GMV.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 70% and 71% of our net revenue for the six months ended June 30, 2022 and 2021, respectively. Subscription fees accounted for 24% and 23% of our net revenue for the six months ended June 30, 2022 and 2021, respectively.
Cost of Revenue

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Cost of revenue	$15,630	$14,346	$1,284	9%
Cost of revenue was $15.6 million for the six months ended June 30, 2022, as compared to $14.3 million for the six months ended June 30, 2021. The increase of $1.3 million, or 9%, was primarily driven by an increase of $1.0 million in salaries and benefits due to increased headcount, as well as a $0.6 million increase in hosting and co-location costs. There was also an increase of $0.2 million in stock-based compensation expense. These increases were partially offset by a decrease of $0.5 million in shipping expenses.
Gross Profit and Gross Margin
Gross profit was $35.5 million and gross margin was 69.5% for the six months ended June 30, 2022, as compared to gross profit of $35.9 million and gross margin of 71.4% for the six months ended June 30, 2021. The decrease in gross profit and gross margin for the six months ended June 30, 2022 were primarily driven by increases in the cost of revenue from expenses associated salaries and benefits as well as hosting and co-location costs, which outpaced increases in net revenue.
Operating Expenses
Sales and Marketing

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$23,067	$22,789	$278	1%
Sales and marketing expense was $23.1 million for the six months ended June 30, 2022, as compared to $22.8 million for the six months ended June 30, 2021. There were increases in stock-based compensation expense as well as salaries and benefits, which were partially offset by a decrease in performance-based marketing expense.

Technology Development

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Technology development	$12,348	$8,486	$3,862	46%
Technology development expense was $12.3 million for the six months ended June 30, 2022, as compared to $8.5 million for the six months ended June 30, 2021. The increase of $3.9 million, or 46%, was primarily driven by an increase of $1.7 million in salaries and benefits due to higher headcount to support technology development, a $1.5 million increase in stock-based compensation, and a $0.7 million increase in consulting fees, including costs to translate our website into new languages to help our international expansion.
General and Administrative

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
General and administrative	$13,904	$9,150	$4,754	52%
General and administrative expense was $13.9 million for the six months ended June 30, 2022, as compared to $9.2 million for the six months ended June 30, 2021. The increase of $4.8 million, or 52%, was primarily driven by a $1.9 million increase in liability insurance, a $1.0 million increase in salaries and benefits due to higher headcount, a $1.0 million increase in stock-based compensation expense, and a $0.5 million increase in legal professional fees. These increases were primarily related to our operations as a public company.
Provision for Transaction Losses

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Provision for transaction losses	$3,249	$2,516	$733	29%
Provision for transaction losses was $3.2 million for the six months ended June 30, 2022, as compared to $2.5 million for the six months ended June 30, 2021. The increase of $0.7 million, or 29%, was primarily driven by a higher volume of transactional and shipping accommodations.
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

•The exclusion of stock-based compensation expense, which has been a significant recurring expense and will continue to constitute a significant recurring expense for the foreseeable future, as equity awards are expected to continue to be an important component of our compensation strategy;
•The exclusion of other income (expense), net, which includes interest income related to our cash equivalents, interest expense, and realized and unrealized gains and losses on foreign currency exchange; and
•The exclusion of gain on sale of Design Manager, which is a one-time sale of our wholly owned subsidiary, as well as the related one-time expenses to sell the subsidiary which include primarily legal fees.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.
We define Adjusted EBITDA as our net loss, excluding: (1) depreciation and amortization; (2) stock-based compensation expense; (3) other income (expense), net; (4) provision for income taxes; (5) gain on sale of business; and (6) one-time expenses related to the sale of Design Manager. The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(289)	$(4,131)	$(6,649)	$(6,289)
Depreciation and amortization	763	799	1,481	1,634
Stock-based compensation expense	3,163	769	4,508	1,042
Other income, net	(331)	(475)	(702)	(773)
Provision for income taxes	—	—	—	—
Gain on sale of Design Manager	(9,684)	—	(9,684)	—
One-time expenses related to sale of Design Manger	307	—	307	—
Adjusted EBITDA	$(6,071)	$(3,038)	$(10,739)	$(4,386)
Liquidity and Capital Resources
As of June 30, 2022, we had cash and cash equivalents of $162.7 million and an accumulated deficit of $275.1 million. Net cash used in operating activities was $18.3 million for the six months ended June 30, 2022. We expect that operating losses and negative cash flows from operations could continue in the foreseeable future as we continue to invest in expansion activities. Our principal use of cash is to fund our operations and platform development to support our growth.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash (used in) provided by operating activities	$(18,340)	$1,621
Net cash provided by (used in) investing activities	13,382	(1,086)
Net cash provided by financing activities	1,239	120,683
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(314)	7
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(4,033)	$121,225
Cash Flows from Operating Activities
Net cash used in operating activities was $18.3 million for the six months ended June 30, 2022, as compared to net cash provided by operating activities of $1.6 million for the six months ended June 30, 2021. The increase in net cash used of $20.0 million was primarily driven by the $9.7 million negative adjustment to reconcile net loss to net cash used in operating activities relating to the gain on sale of Design Manager. There were also a $6.4 million cash flow decrease in payables due to sellers and a $5.0 million cash flow decrease in accrued expenses due to the timing of payments.
Cash Flows from Investing Activities
Net cash provided by investing activities was $13.4 million for the six months ended June 30, 2022, as compared to net cash used in investing activities of $1.1 million for the six months ended June 30, 2021. The primary driver of the $14.5 million increase in net cash provided by investing activities was the $14.6 million of proceeds from the sale of Design Manager.
Cash Flows from Financing Activities
Net cash provided by financing activities was $1.2 million for the six months ended June 30, 2022, as compared to net cash provided by financing activities of $120.7 million for the six months ended June 30, 2021. The decrease in cash flows of $119.4 million is primarily due to the proceeds from issuance of common stock in our IPO in the six months ended June 30, 2021, which did not reoccur in the current period, as well as a $0.7 million decrease in proceeds from the exercise of stock options.
Contractual Obligations
As of June 30, 2022, there were no material changes in commitments under contractual obligations compared to the contractual obligations disclosed in our Form 10-K.
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
Interest Rate Sensitivity
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We held cash and cash equivalents of $162.7 million as of June 30, 2022. We generally hold our cash in non-interest-bearing checking accounts. Cash equivalents consist of amounts held in money market accounts. Due to the nature of our cash and cash equivalents, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our cash and cash equivalents. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, Euros, and British pounds, depending on the currency selection of the seller. Our cost of revenue and operating expenses are primarily denominated in U.S. dollars, except for our U.K. operations, which are denominated in British pounds. As our online marketplace continues to grow globally, our results of operations and cash flows may be subject to fluctuations due to the change in foreign exchange rates. To date, fluctuations due to changes in the Euro and British pound have not been significant, but we may experience material foreign exchange gains and losses in our statement of operations in the future. As of June 30, 2022, a 10% increase or decrease in current exchange rates would not have a material impact on our consolidated financial statements.
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated by requiring upfront payment for many of our services and due to our diverse customer base, dispersed over various geographic regions and industrial sectors. For the three and six months ended June 30, 2022 and 2021, no single customer accounted for more than 10% of our net revenue. We maintain provisions for potential credit losses and such losses to date have been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We incurred net losses of $21.0 million and $12.5 million during the fiscal years ended December 31, 2021 and 2020, respectively, and $6.6 million and $6.3 million during the six months ended June 30, 2022 and 2021, respectively. We had an accumulated deficit of $275.1 million as of June 30, 2022. We expect to incur significant losses in the future. We will need to generate and sustain increased revenue levels or reduce operating costs materially in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We expect that our operating expenses will increase substantially for the foreseeable future as we hire additional employees, invest in expanding our seller and buyer base and deepening our existing seller and buyer relationships, expand across and within product verticals, increase our marketing efforts and brand awareness, and invest in expanding our international operations. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These expenditures will make it more difficult for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we were to reduce our expenses, it could negatively impact our growth and growth strategy. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
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
•the impact of the ongoing COVID-19 pandemic or other events, such as geopolitical crises, which may cause significant economic or social disruption; and
•economic and market conditions, particularly those affecting the luxury design products industry, such as supply chain or global shipping disruptions.
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
We have experienced net revenue growth in recent periods, with net revenue of $102.7 million and $81.9 million during the fiscal years ended December 31, 2021 and 2020, respectively, with net revenue of $51.2 million and $50.2 million during the six months ended June 30, 2022 and 2021, respectively. You should not rely on our net revenue for any previous quarterly or annual period as any indication of our net revenue or revenue growth in future periods. As we grow our business, our net revenue growth rates may decelerate compared to prior years for a number of reasons, which may include more challenging comparisons to prior periods as our net revenue grows, slowing demand for our online marketplace, increasing competition, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, notwithstanding the general increase in online transactions, including for luxury purchases, our growth rates are likely to experience increased volatility, and may decelerate, as the COVID-19 pandemic evolves.

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
The COVID-19 pandemic has also led to broader economic consequences, such as global shipping disruptions and changes in consumer behavior associated with the easing of pandemic-related restrictions and perceived risks, that may heighten other risks presented in this Quarterly Report on Form 10-Q. Public health concerns, such as COVID-19, could also result in social, economic and labor instability in the localities in which we or our vendors, sellers, and buyers reside. Any of these uncertainties and actions we take to mitigate the effects of the COVID-19 pandemic and uncertainties related to the COVID-19 pandemic could harm our business, financial condition, and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19 Pandemic” for additional information about the impact of the COVID-19 pandemic on our business.
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
We have acquired a number of other businesses in the past and may acquire additional businesses or technologies in the future. For example, in May 2019, we acquired Design Manager, a project management and accounting software company for interior designers. On June 29, 2022, we sold 100% of our equity interest in Design Manager. Acquisitions may divert management’s time and focus from operating our business. Acquisitions also may require us to spend a substantial portion of our available cash, incur debt or other liabilities, amortize expenses related to intangible assets, or incur write-offs of goodwill or other assets. In addition, integrating an acquired business or technology is risky. Completed and future acquisitions may result in unforeseen operational difficulties and expenditures associated with:
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
Moreover, we may not benefit from our acquisitions as we expect, or in the time frame we expect, or we may elect to divest ourselves of prior acquisitions, such as our sale of Design Manager in June 2022. We also may issue additional equity securities in connection with an acquisition, which could cause dilution to our stockholders. Finally, acquisitions could be viewed negatively by analysts and investors or by our sellers and buyers. We may not succeed in addressing these or other risks, which could harm our business and results of operations.
If we fail to manage our growth effectively, or if we are unable to execute our business plan and grow our business, our results of operations, and financial condition could be materially and adversely harmed.
We have experienced rapid growth in our business in the past, such as in the number of sellers and the number of countries in which we have sellers and buyers, and we intend to continue to focus on growth, both in the United States and abroad. The growth of our business, if any, places significant demands on our management team and pressure to expand our operational and financial infrastructure. To the extent we continue to grow, our operating expenses will increase. If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed. In addition, we have in the past experienced, and may in the future experience, slower growth rates. For example, our net loss increased slightly in the second quarter of 2022 as compared to the second quarter of 2021. Although we continue to focus on growth and are evaluating various approaches and alternatives to execute on our business strategies, the outcome of such evaluation or impact of any subsequent actions, if any, is uncertain. Failure to sustain or increase the growth of our business or to execute our business strategies would likely materially and adversely impact our business, financial condition, and results of operations.
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
We have made substantial investments to expand to markets outside of the United States and continued expansion in markets outside of the United States may require significant additional financial investment. These investments include marketing to attract and retain new sellers and buyers, developing localized services and web platforms, forming relationships with third-party service providers, supporting operations in multiple countries, and potentially acquiring companies based outside the United States and integrating those companies with our operations. These expansion efforts may not be successful and as a result, our business, results of operations, financial condition, and brand could suffer.
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
The uncertain nature, magnitude, and duration of hostilities stemming from Russia’s recent military invasion of Ukraine, including the potential effects of sanctions limitations, retaliatory cyber-attacks on the world economy and markets, and potential shipping delays, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business. For example, if our shipping carriers are unable to fulfill orders in Russia or Ukraine, as is presently the case, the resultant disruptions to our delivery chain could negatively affect the timely delivery of our other orders, which could adversely affect our business and reputation. In addition, we rely on our payment processors to understand the destination of our payments to sellers. If our payment processors fail to follow newly imposed sanctions limitations, we may be at risk of being deemed to have violated such sanctions limitations. In addition, if we are overly conservative in our approach to canceling or pausing orders in Russia or Ukraine due to general instability in the area, the value of our brand could be harmed, which could negatively impact our business, financial condition, and results of operations.
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
An increasing number of states have considered or adopted laws that impose tax collection obligations on out-of-state sellers of goods. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al (“Wayfair”), that online sellers can be required to collect sales tax despite not having a physical presence in the state of the customer. In response to Wayfair, or otherwise, state or local governments and taxing authorities may adopt, or begin to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. In addition, our transition to an almost fully remote work environment in response to the COVID-19 pandemic may result in an increased number of states in which we have employees, which may result in sales tax obligations that we did not previously have. While we believe that we collect and remit sales taxes in every state that requires sales taxes to be collected, including states where we do not have a physical presence, the adoption of new laws by, or a successful assertion by the taxing authorities of, one or more state or local governments requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments and taxing authorities of sales tax collection obligations on out-of-state e-commerce businesses could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could harm our business and results of operations.
Our business and our sellers may be subject to sales tax, value-added tax (“VAT”), provincial taxes, goods and services tax, and other taxes.
The application of indirect taxes, such as sales and use tax, VAT, provincial taxes, goods and services tax, business tax and gross receipt tax, to businesses like ours and to our sellers and buyers is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and could change. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes apply to our business or to sellers’ businesses. For example, it is unclear whether sales tax statutes on digital goods apply to NFTs. One or more states, the federal government or other countries may seek to impose additional reporting, record-keeping, or indirect tax collection obligations on businesses like ours that facilitate online commerce. For example, the U.S. Congress considered the Marketplace Fairness Act, which would have granted states the authority to require certain online merchants to collect sales tax on online sales at the time a transaction is completed. Although this legislation was not passed, there is no assurance that it, or similar legislation, will not be re-introduced or adopted in the future. In addition, EU reforms to the VAT obligations for business to consumer e-commerce sellers and marketplaces went into effect in July 2021. In connection with these reforms, certain marketplaces will become the deemed supplier when they facilitate certain cross-border business to consumer transactions of their third-party sellers. As a result, marketplaces will be liable to collect, report, and remit the VAT due from the consumer. The United Kingdom has implemented similar VAT marketplace rules which went into effect in January 2021 and make facilitating marketplaces liable for the VAT collections for their overseas sellers. We are currently assessing the impact of these changes, which could materially affect our business operations. New taxes, both domestically and internationally, could also require us or sellers to incur substantial costs to capture data and collect and remit taxes. If such obligations were imposed, the additional costs associated with tax collection, remittance, and audit requirements could make selling through our online marketplace less attractive and more costly for sellers, which could harm our business.
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
Many of the underlying laws, rules, and regulations imposing taxes and other obligations were established before the growth of the Internet and e-commerce. U.S. federal, state, and local taxing authorities are currently reviewing the appropriate treatment of companies engaged in Internet commerce and considering changes to existing tax or other laws that could levy sales, income, consumption, use, or other taxes relating to our activities, and/or impose obligations on us to collect such taxes. If such tax or other laws, rules, or regulations are amended, or if new unfavorable laws, rules or regulations are enacted, the results could increase our tax payments or other obligations, prospectively or retrospectively, subject us to interest and penalties, decrease the demand for our services if we pass on such costs to our sellers or buyers, result in increased costs to update or expand our technical or administrative infrastructure, or effectively limit the scope of our business activities if we decided not to conduct business in particular jurisdictions. As a result, these changes may have a material adverse effect on our business, results of operations, financial condition, and prospects.
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
•the financial projections we may provide to the public, if any, any changes in these projections, or our failure to meet these projections;
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

•global economic conditions or economic conditions in the jurisdictions in which we operate, and market conditions in our industry and those affecting our sellers and buyers;
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
From time to time, we may release guidance in our earnings releases, earnings conference calls, or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance, which will include forward-looking statements, will be based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. The principal reason that we may release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. With or without our guidance, analysts, and other investors may publish expectations regarding our business, financial condition, and results of operations. We do not accept any responsibility for any projections or reports published by any such third parties. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us, if any, will not materialize or will vary significantly from actual results. Any change in previously released guidance or in our practice of releasing guidance could materially and adversely affect the trading price of our common stock. Further, if our actual performance does not meet or exceed our guidance or investor expectations, the trading price of our common stock is likely to decline.
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
None.
(b) Use of Proceeds
None.

Item 6. Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of 1stdibs.com, Inc. (incorporated by reference from Exhibit 3.1 filed with the registrant’s Current Report on Form 8-K filed June 14, 2021).
3.2	Amended and Restated Bylaws of 1stdibs.com, Inc. (incorporated by reference from Exhibit 3.2 filed with the registrant’s Current Report on Form 8-K filed June 14, 2021).
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 filed with the registrant's registration statement on Form S-1 (File No. 333-256188).
10.1+*	Amended and Restated Non-Employee Director Compensation Policy of the Board of Directors of 1stdibs.com, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
_______________

+	Indicates management contract or compensatory plan.
*	Filed herewith.
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

1STDIBS.COM, INC.

/s/ Thomas Etergino
Date: August 11, 2022	Thomas Etergino Chief Financial Officer (Principal Financial Officer)