Form 10-Q
period 2022-09-30
1stdibs.com, Inc.
filed 2022-11-10
CIK 1600641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of October 31, 2022, the registrant had 38,930,769 shares of common stock, $0.01 par value per share outstanding.

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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
1STDIBS.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$157,995	$168,226
Accounts receivable, net of allowance for doubtful accounts of $72 and $29 at September 30, 2022 and December 31, 2021, respectively	681	701
Prepaid expenses	5,088	3,951
Receivables from payment processors	2,772	2,142
Other current assets	2,595	867
Total current assets	169,131	175,887
Property and equipment, net	4,023	4,459
Operating lease right-of-use assets	22,636	—
Goodwill	4,013	7,202
Intangible assets, net	10	1,164
Other assets	3,564	3,542
Total assets	$203,377	$192,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,545	$4,729
Payables due to sellers	9,248	10,225
Accrued expenses	12,503	13,745
Operating lease liabilities, current	2,707	—
Other current liabilities	3,170	3,512
Total current liabilities	30,173	32,211
Operating lease liabilities, non-current	22,436	—
Other liabilities	69	2,605
Total liabilities	52,678	34,816
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 38,896,451 and 38,000,086 shares issued as of September 30, 2022 and December 31, 2021, respectively; and 38,896,451 and 37,991,529 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	384	380
Additional paid-in capital	434,975	425,769
Accumulated deficit	(284,159)	(268,482)
Accumulated other comprehensive loss	(501)	(229)
Total stockholders’ equity	150,699	157,438
Total liabilities and stockholders’ equity	$203,377	$192,254
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$22,729	$25,576	$73,892	$75,801
Cost of revenue	7,278	7,515	22,908	21,861
Gross profit	15,451	18,061	50,984	53,940
Operating expenses:
Sales and marketing	11,072	12,863	34,139	35,652
Technology development	6,363	4,775	18,711	13,261
General and administrative	6,731	6,079	20,635	15,229
Provision for transaction losses	1,183	1,270	4,432	3,786
Gain on sale of Design Manager	—	—	(9,684)	—
Total operating expenses	25,349	24,987	68,233	67,928
Loss from operations	(9,898)	(6,926)	(17,249)	(13,988)
Other income (expense), net:
Interest income	520	57	746	92
Interest expense	(3)	(3)	(11)	(12)
Other, net	353	285	837	1,032
Total other income (expense), net	870	339	1,572	1,112
Net loss before income taxes	(9,028)	(6,587)	(15,677)	(12,876)
Provision for income taxes	—	—	—	—
Net loss	(9,028)	(6,587)	(15,677)	(12,876)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(7,061)
Net loss attributable to common stockholders	$(9,028)	$(6,587)	$(15,677)	$(19,937)
Net loss per share attributable to common stockholders—basic and diluted	$(0.23)	$(0.17)	$(0.41)	$(0.90)
Weighted average common shares outstanding—basic and diluted	38,668,231	37,832,796	38,291,977	22,066,629
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(9,028)	$(6,587)	$(15,677)	$(12,876)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax of $0 for each of the three and nine months ended September 30, 2022 and 2021	(103)	(46)	(272)	(30)
Comprehensive loss	$(9,131)	$(6,633)	$(15,949)	$(12,906)
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2022	38,573,212	$383	$431,513	$(275,131)	$(398)	$156,367
Issuance of common stock for exercise of stock options	78,011	1	308	—	—	309
Vested restricted stock units converted to common stock	245,228	—	—	—	—	—
Stock-based compensation	—	—	3,154	—	—	3,154
Foreign currency translation adjustment	—	—	—	—	(103)	(103)
Net loss	—	—	—	(9,028)	—	(9,028)
Balances as of September 30, 2022	38,896,451	$384	$434,975	$(284,159)	$(501)	$150,699

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	37,991,529	$380	$425,769	$(268,482)	$(229)	$157,438
Issuance of common stock for exercise of stock options	396,089	4	1,544	—	—	1,548
Vested restricted stock units converted to common stock	508,833	—	—	—	—	—
Stock-based compensation	—	—	7,662	—	—	7,662
Foreign currency translation adjustment	—	—	—	—	(272)	(272)
Net loss	—	—	—	(15,677)	—	(15,677)
Balances as of September 30, 2022	38,896,451	$384	$434,975	$(284,159)	$(501)	$150,699

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of June 30, 2021	37,803,179	$378	$423,202	$(253,808)	$(186)	$169,586
Issuance of common stock for exercise of stock options	61,964	1	269	—	—	270
Stock-based compensation	—	—	789	—	—	789
Foreign currency translation adjustment	—	—	—	—	(46)	(46)
Net loss	—	—	—	(6,587)	—	(6,587)
Balances as of September 30, 2021	37,865,143	$379	$424,260	$(260,395)	$(232)	$164,012

	Nine Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	19,243,795	$298,525	11,376,048	$114	$—	$(243,858)	$(202)	$(243,946)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(19,243,795)	(305,586)	19,243,795	192	305,394	—	—	305,586
Issuance of common stock in connection with initial public offering, net of issuance costs of $14,762	—	—	6,612,500	66	117,422	—	—	117,488
Accretion of redeemable convertible preferred stock to redemption value	—	7,061	—	—	(3,400)	(3,661)	—	(7,061)
Issuance of common stock for acquisition of Design Manager	—	—	45,152	1	766	—	—	767
Issuance of common stock for exercise of stock options	—	—	551,983	6	2,223	—	—	2,229
Issuance of common stock for cashless exercise of warrants	—	—	35,665	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,855	—	—	1,855
Foreign currency translation adjustment	—	—	—	—	—	—	(30)	(30)
Net loss	—	—	—	—	—	(12,876)	—	(12,876)
Balances as of September 30, 2021	—	$—	37,865,143	$379	$424,260	$(260,395)	$(232)	$164,012

See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,677)	$(12,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,189	2,399
Stock-based compensation expense	7,662	1,831
Change in fair value of deferred acquisition consideration	—	427
Provision for transaction losses and eCommerce returns	277	320
Amortization of costs to obtain revenue contracts	233	350
Amortization of operating lease right-of-use assets	1,891	—
Deferred rent	—	(146)
Gain on sale of Design Manager	(9,684)	—
Other, net	517	75
Changes in operating assets and liabilities:
Accounts receivable	(151)	(59)
Prepaid expenses and other current assets	(1,448)	(2,822)
Receivables from payment processors	(619)	(957)
Other assets	(602)	(113)
Accounts payable and accrued expenses	(3,692)	1,633
Payables due to sellers	(977)	4,615
Operating lease liabilities	(2,036)	—
Other current liabilities and other liabilities	(293)	(195)
Net cash used in operating activities	(22,410)	(5,518)
Cash flows from investing activities:
Development of internal-use software	(1,688)	(1,605)
Purchases of property and equipment	(84)	(93)
Proceeds from sale of Design Manager	14,611	—
Other, net	(18)	(13)
Net cash provided by (used in) investing activities	12,821	(1,711)
Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	122,993
Proceeds from exercise of stock options	1,548	2,229
Payment of deferred acquisition consideration	—	(640)
Payment of deferred offering costs	—	(5,032)
Net cash provided by financing activities	1,548	119,550
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(689)	(89)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(8,730)	112,232
Cash, cash equivalents, and restricted cash at beginning of the period	171,559	58,195
Cash, cash equivalents, and restricted cash at end of the period	$162,829	$170,427
Supplemental disclosure of cash flow information:
Cash paid for interest	$10	$12
Supplemental disclosure of non-cash activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$7,061
Conversion of redeemable convertible preferred stock in connection with initial public offering	—	305,586
Change in deferred offering costs included in accounts payable and accrued expenses	—	(872)
Issuance of common stock for Design Manager acquisition	—	767
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
Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, 1stdibs.com, Ltd. and 1stdibs Design Manager, Inc. (“Design Manager”). The Company sold its equity interest in Design Manager on June 29, 2022, therefore, the condensed consolidated statements of operations include activity relating to Design Manager through the sale date. The condensed consolidated balance sheet as of September 30, 2022 no longer includes the assets, liabilities, and equity amounts associated with Design Manager. See section “Sale of Design Manager” for further details. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2022.
The condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the interim periods. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2022.
There have been no material changes to the Company's significant accounting policies as described in the Form 10-K except for the recently adopted accounting pronouncements discussed below.
Restructuring Charges
In September 2022, the Company announced and implemented a restructuring plan to reduce operational costs and realign investment priorities involving the reduction of approximately 10% of the Company’s workforce. As a result of the reduction, the Company incurred approximately $0.6 million in non-recurring restructuring charges in the three months ended September 30, 2022, consisting primarily of employee severance and benefits costs. As of September 30, 2022, no amounts have been paid and the $0.6 million is included in accrued expenses on the Company’s condensed consolidated balance sheet. As of September 30, 2022, the restructuring plan was completed and no additional amounts are expected to be recognized. The expense is

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
included within the respective financial statement line items on the condensed consolidated statement of operations as shown in the table below for three and nine months ended September 30, 2022.

(in thousands)	Three and Nine Months Ended September 30, 2022
Cost of revenue	$58
Sales and marketing	303
Technology development	201
General and administrative	18
Total	$580
Sale of Design Manager
On May 2, 2019, the Company acquired 100% of the outstanding equity of Franklin Potter Associates, Inc. and its subsidiary, doing business as Design Manager, for a total purchase consideration of $4.2 million. As a result, Design Manager became a wholly-owned subsidiary of the Company. On June 29, 2022, the Company sold 100% of its equity interest in Design Manager for a purchase price of $14.8 million. The Company received net cash proceeds of $14.6 million, of which $1.5 million will be held in a joint escrow account for 12 months from the date of the sale and is recorded as restricted cash in other current assets. Additionally, a net gain on the sale of $9.7 million was recognized during the nine months ended September 30, 2022, and is included in loss from operations on the condensed consolidated statement of operations.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, provision for transaction losses, determination of useful lives of property and equipment, impairment assessment of goodwill, capitalization of internal-use software and determination of useful lives, stock option valuations, the incremental borrowing rate associated with lease liabilities, and income taxes. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.
Cash, Cash Equivalents, and Restricted Cash
The following represents the Company’s cash, cash equivalents, and restricted cash as of the periods presented:

(in thousands)	September 30, 2022	September 30, 2021
Cash and cash equivalents	$157,995	$167,094
Restricted cash	4,834	3,333
Total cash, cash equivalents, and restricted cash	$162,829	$170,427
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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
for fiscal years and interim periods beginning after December 15, 2018 for public business entities, and for fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, for all other entities.
The Company adopted this standard on January 1, 2022, which resulted in the Company recording $24.5 million of operating lease right-of-use assets, and $2.7 million and $24.4 million of operating lease liabilities, classified as current and non-current, respectively, on its balance sheet. The adoption did not have a material effect on the statement of operations. The Company utilized the modified retrospective adoption approach, whereby all prior periods continue to be reported under previous lease accounting guidance. The Company elected the package of practical expedients to not reassess prior conclusions related to lease identification, classification and initial direct costs, and did not elect the hindsight practical expedient which would have permitted the use of hindsight in determining the lease term and assessing impairment. See Note 7, "Leases" for further discussion on the Company's accounting for leases under ASC 842.
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
There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2022, and 2021.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Revenue Recognition
The following table summarizes the Company’s net revenue by type of service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Seller marketplace services	$22,504	$24,605	$71,597	$73,146
Other services	225	971	2,295	2,655
Total net revenue	$22,729	$25,576	$73,892	$75,801
The Company generates revenue from seller marketplace services and other services. Seller marketplace services primarily consist of marketplace transaction, subscription, and listing fees. Other services primarily consist of advertising revenues generated from displaying ads on the Company’s online marketplace and software services revenue related to Design Manager, typically used by interior designers. Design Manger was sold on June 29, 2022; therefore, no related net revenue for software services was recognized in the three months ended September 30, 2022.
Contract Balances from Contracts with Customers
The following table provides a rollforward of the deferred revenue amounts as follows (in thousands):

Balance as of December 31, 2021	$944
Billings	1,474
Net revenue recognized	(1,625)
Reduction resulting from the sale of Design Manager	(602)
Balance as of September 30, 2022	$191
The amount of net revenue recognized during the nine months ended September 30, 2022 that was included in the deferred revenue balance at January 1, 2022 was $0.5 million.
4. Other Current Assets
As of September 30, 2022 and December 31, 2021, other current assets consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Restricted cash	$1,500	$—
Costs to obtain revenue contracts	253	246
Other current assets	842	621
Total other current assets	$2,595	$867
5. Property and Equipment, net
As of September 30, 2022 and December 31, 2021, property and equipment, net consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Internal-use software	$18,423	$16,346
Leasehold improvements	3,594	3,591
Furniture and fixtures	1,114	1,107
Computer equipment and software	850	882
Construction in progress	487	1,047
Total property and equipment, gross	24,468	22,973
Less: Accumulated depreciation and amortization	(20,445)	(18,514)
Total property and equipment, net	$4,023	$4,459

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Depreciation expense related to the Company’s property and equipment totaled $0.7 million and $2.1 million for the three and nine months ended September 30, 2022, respectively, and $0.7 million and $2.2 million for the three and nine months ended September 30, 2021, respectively.
6. Accrued Expenses
As of September 30, 2022 and December 31, 2021, accrued expenses consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Shipping	$4,060	$6,669
Salaries & benefits	2,879	2,174
Sales & use tax payable	1,295	1,721
Allowance for transaction losses	1,239	1,127
Payment processor fees	986	1,052
Allowance for eCommerce returns	427	415
Restructuring charges	580	—
Other	1,037	587
Total accrued expenses	$12,503	$13,745
7. Leases
The Company enters into contracts in the normal course of business and assesses whether any such contracts contain a lease. The Company determines if an arrangement is a lease at inception if it conveys the right to control the identified asset for a period of time in exchange for consideration. The Company classifies leases as operating or financing in nature, and records the associated right-of-use asset and lease liability on its consolidated balance sheet. The lease liability represents the present value of future lease payments, net of lease incentives, discounted using an incremental borrowing rate, which is a management estimate based on the information available at the commencement date of a lease arrangement.
The Company accounts for lease and non-lease components related to operating leases as a single lease component. The Company has elected that costs associated with leases having an initial term of 12 months or less ("short-term leases") are recognized in the consolidated statement of operations on a straight-line basis over the lease term and are not recorded on the balance sheet.
Effective January 1, 2022, the Company adopted ASU 2016-02, utilizing the modified retrospective adoption approach. Prior to adoption, during the fiscal years ended December 31, 2021 and prior, the Company accounted for leases under ASC 840, whereby rent expense associated with operating leases was recognized on a straight-line basis over the lease term. Under ASC 842, lease expense is recognized as a single lease cost on a straight-line basis over the lease term. The lease term consists of non-cancelable periods and may include options, including those to extend or terminate, if it is reasonably certain they will be exercised.
As of September 30, 2022, the Company had $22.6 million of operating lease right-of-use assets, $2.7 million and $22.4 million of current and non-current operating lease liabilities, respectively, and no finance leases on its condensed consolidated balance sheet. These operating lease arrangements included in the measurement of lease liabilities had a weighted-average remaining lease term of 7.2 years, a weighted-average discount rate of 5.9%, and do not reflect options to extend or terminate, as management does not consider the exercise of these options to be reasonably certain. During the three and nine months ended September 30, 2022, the Company paid $1.1 million and $3.2 million, respectively, for amounts included in the measurement of lease liabilities. The Company did not enter into any new lease arrangements during the nine months ended September 30, 2022.
During the three and nine months ended September 30, 2022, the Company recognized $1.3 million and $3.9 million of lease expense, respectively. During the three and nine months ended September 30, 2021, rent expense was $0.9 million and $2.8 million, respectively.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease expense	$1,000	$2,987
Short-term lease expense	22	100
Variable lease expense	287	776
Total lease expense	$1,309	$3,863
As of September 30, 2022, the total remaining operating lease payments included in the measurement of lease liabilities was as follows (in thousands):

Fiscal Year Ending December 31,	Operating Lease Payments
2022 (remaining)	$1,052
2023	4,079
2024	4,114
2025	4,292
2026	4,292
Thereafter	12,875
Total operating lease payments	30,704
Less: imputed interest	(5,561)
Total lease liabilities	$25,143
8. Other Current Liabilities
As of September 30, 2022 and December 31, 2021, other current liabilities consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Deferred rent	$—	$194
Sales and use tax contingencies	1,908	1,922
Buyer deposits	1,138	595
Deferred revenue	124	801
Total other current liabilities	$3,170	$3,512
9. Equity
As of September 30, 2022 and December 31, 2021, the Company had reserved shares of common stock for issuance in connection with the following:

	September 30, 2022	December 31, 2021
Options to purchase common stock	4,202,430	3,949,943
Restricted stock units	2,954,549	309,530
Shares available for future grant under the 2021 Plan	3,608,206	5,103,772
Shares available for future grant under the ESPP	1,179,902	800,000
Total	11,945,087	10,163,245
Preferred Stock
Effective June 14, 2021, in connection with the closing of the Company’s IPO, the Company’s board of directors (“Board”) is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share, in one or more series. The Company's Board has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. As of September 30, 2022 and December 31, 2021, no shares of preferred stock were issued or outstanding.
Common Stock

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2022 and December 31, 2021, the Company had authorized 400,000,000 shares of voting common stock, $0.01 par value per share. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Board out of legally available funds. If there is a liquidation, dissolution, or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock. The rights, preferences, and privileges of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.
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
As of September 30, 2022, 3,608,206 shares were available for future grants of the Company’s common stock.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black Scholes option-pricing model to determine the grant date fair value to the Company’s employees:

	Nine Months Ended September 30,
	2022	2021
Expected term in years	6.0	6.0
Expected stock price volatility	64.6%	67.6%
Risk-free interest rate	2.3%	1.1%
Expected dividend yield	—	—
No stock options were granted during the three months ended September 30, 2022 and 2021.
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	3,949,943	$6.46	6.9	$24,543
Granted	1,040,000	$7.39
Exercised	396,089	$3.89
Cancelled	391,424	$7.46
Outstanding as of September 30, 2022	4,202,430	$6.84	6.8	$4,109
Options exercisable as of September 30, 2022	2,334,093	$5.53	5.2	$3,778
Options vested and expected to vest as of September 30, 2022	4,202,430	$6.84	6.8	$4,109
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.
The aggregate intrinsic value of stock options exercised was $0.2 million and $1.1 million during the three and nine months ended September 30, 2022, respectively, and $0.7 million and $3.6 million during the three and nine months ended September 30, 2021, respectively. The weighted-average grant-date fair value per share of stock options granted was $4.43 and $6.17 during the nine months ended September 30, 2022 and 2021, respectively. No stock options were granted during the three months ended September 30, 2022 and 2021.
The total fair value of stock options vested was $0.8 million and $3.4 million during the three and nine months ended September 30, 2022, respectively, and $0.4 million and $1.1 million during the three and nine months ended September 30, 2021 respectively.
The stock options granted during the fiscal year ended December 31, 2021 included 615,997 stock options granted to executive officers that include a performance condition related to a sale event or initial public offering occurring before December 31, 2021 in addition to the standard service condition. These options will vest over four years, with approximately 21% vested on January 1, 2022, and the balance vesting ratably over the remaining 38 months. Stock-based compensation expense of $0.2 million and $0.6 million was recognized for options having a performance condition during the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.5 million during the three and nine months ended September 30, 2021, respectively.
Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock units:

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2021	309,530	$15.30
Granted	3,584,010	7.61
Vested	508,833	8.76
Cancelled	430,158	8.33
Outstanding as of September 30, 2022	2,954,549	$8.12
The estimated weighted-average grant date fair value of restricted stock units granted was $7.23 and $7.61 per share for the three and nine months ended September 30, 2022, respectively. The total grant date fair value of restricted stock units vested was $2.1 million and $4.3 million for the three and nine months ended September 30, 2022.
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
During regularly scheduled “offerings” under the ESPP, participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation, or such lower limit as may be determined by the Compensation Committee from time to time. Participants will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering. Participation in the ESPP will end automatically on termination of employment. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date, whichever is less. The fair market value of the Company’s common stock for this purpose will generally be the closing price on Nasdaq (or such other exchange as the Company’s common stock may be traded at the relevant time) for the date in question, or if such date is not a trading day, for the last trading day before the date in question. As of September 30, 2022, an initial offering period has not commenced, and for the three and nine months ended September 30, 2022, no shares of common stock were purchased under the ESPP.
Stock-Based Compensation
The following table summarizes the classification of the Company’s stock-based compensation in the condensed consolidated statements of operations:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$149	$11	$402	$36
Sales and marketing	704	142	1,765	378
Technology development	1,134	176	2,865	444
General and administrative	1,167	460	2,630	973
Total stock-based compensation	$3,154	$789	$7,662	$1,831
As of September 30, 2022, total unrecognized compensation expense related to unvested stock-based awards was $31.7 million, which is expected to be recognized over a weighted-average period of 3.1 years.
11. Income Taxes
The income tax provision was immaterial for the three and nine months ended September 30, 2022 and 2021 due to the net loss before income taxes incurred for the fiscal year ended December 31, 2021 and expected to be incurred for the fiscal year

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
ending December 31, 2022, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets. There were no material liabilities for interest and penalties accrued as of September 30, 2022.
12. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Numerator:
Net loss	$(9,028)	$(6,587)	$(15,677)	$(12,876)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(7,061)
Net loss attributable to common stockholders	$(9,028)	$(6,587)	$(15,677)	$(19,937)
Denominator:
Weighted average common shares outstanding—basic and diluted	38,668,231	37,832,796	38,291,977	22,066,629
Net loss per share attributable to common stockholders—basic and diluted	$(0.23)	$(0.17)	$(0.41)	$(0.90)
The Company’s potentially dilutive securities, which include outstanding stock options to purchase shares of common stock and restricted stock units to purchase shares of common stock have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2022	2021
Options to purchase common stock	4,202,430	4,051,401
Restricted stock units	2,954,549	—
Total	7,156,979	4,051,401
13. Commitments and Contingencies
Legal Proceedings
The Company is subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where the Company believes a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible. The Company does not believe that it is party to any pending legal proceedings that are likely to have a material effect on its business, financial condition, or results of operations for the three and nine months ended September 30, 2022 and 2021.
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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Restructuring Charges
In September 2022, we announced and implemented a restructuring plan to reduce operational costs and realign investment priorities involving the reduction of approximately 10% of our workforce. As a result of the reduction, we incurred approximately $0.6 million in non-recurring restructuring charges in the three months ended September 30, 2022, consisting primarily of employee severance and benefits costs. We do not expect to incur any additional charges related to restructuring in the fiscal year ending December 31, 2022. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for further discussion of our accounting for the restructuring charges.
Sale of Design Manager
On June 29, 2022, we sold 100% of our equity interest in Design Manager for $14.8 million. We recognized a net gain on the sale of $9.7 million during the nine months ended September 30, 2022. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for further discussion of our accounting for the sale of Design Manager.
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
As a result of the COVID-19 pandemic, we transitioned to an almost fully remote work environment. More recently, we have re-opened our offices, on a voluntary basis, and have implemented a flexible work model that we anticipate may have us continue to operate on a significantly remote and geographically dispersed basis for the foreseeable future.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
GMV	$99,213	$109,211	$321,514	$330,276
Number of Orders	35,235	37,355	110,111	117,658
Active Buyers	68,011	71,783	68,011	71,783
Adjusted EBITDA (unaudited)	$(5,456)	$(5,372)	$(16,195)	$(9,758)
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

Adjusted EBITDA
We define Adjusted EBITDA as net loss excluding depreciation and amortization, stock-based compensation expense, other income (expense), net, provision for income taxes, gain on sale of Design Manager, one-time expenses related to the sale of Design Manager, and non-recurring restructuring charges. Adjusted EBITDA is a key performance measure used by our management and board of directors to assess our operating performance and the operating leverage of our business. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the income and expenses that we exclude from Adjusted EBITDA. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to key financial metrics used by our management in their financial and operational decision-making. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.
Components of Results of Operations
Net Revenue
Our net revenue consists principally of seller marketplace services, advertisements, and software services. Seller marketplace services primarily consist of marketplace transaction, subscription, and listing fees. Marketplace transaction fee revenue is collected when sellers pay us commissions ranging from 5% to 50%, and processing fees of 3%, for successful purchase transactions, net of expected refunds. If a seller accepts a return or refund of an on-platform purchase, the related commission and processing fees are refunded to the seller. Revenue from subscriptions consist of access to our online marketplace, allowing sellers, who are our customers, to execute successful purchase transactions with buyers. Listing fee revenue is collected when sellers pay us for promoting certain products on their behalf and at their discretion through our online marketplace. In January 2022, we launched a test of seller pricing tiers which allow new sellers to choose the plan that best fits their business and includes choices of a higher monthly subscription fee and lower commission rates, as well as a subscription-free tier with higher commission rates. Software services revenue consists of monthly and annual subscriptions allowing customers to access our Design Manager software, typically used by interior designers. Due to the sale of Design Manager on June 29, 2022, there was no net revenue related to software services after June 29, 2022 and we anticipate that net revenue will no longer include software services in future periods. Advertisements consist of impression-based ads displayed on our online marketplace on the seller’s behalf.
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
General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with finance, facilities, and human resources related personnel, as well as general overhead costs of the business, including lease expenses, depreciation and amortization of property and equipment, and legal, accounting, and professional fees.
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
Results of Operations
The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$22,729	$25,576	$73,892	$75,801
Cost of revenue	7,278	7,515	22,908	21,861
Gross profit	15,451	18,061	50,984	53,940
Operating expenses:
Sales and marketing	11,072	12,863	34,139	35,652
Technology development	6,363	4,775	18,711	13,261
General and administrative	6,731	6,079	20,635	15,229
Provision for transaction losses	1,183	1,270	4,432	3,786
Gain on sale of Design Manager	—	—	(9,684)	—
Total operating expenses	25,349	24,987	68,233	67,928
Loss from operations	(9,898)	(6,926)	(17,249)	(13,988)
Other income (expense), net:
Interest income	520	57	746	92
Interest expense	(3)	(3)	(11)	(12)
Other, net	353	285	837	1,032
Total other income (expense), net	870	339	1,572	1,112
Net loss before income taxes	(9,028)	(6,587)	(15,677)	(12,876)
Provision for income taxes	—	—	—	—
Net loss	$(9,028)	$(6,587)	$(15,677)	$(12,876)

The following table summarizes our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	100%	100%	100%	100%
Cost of revenue	32	29	31	29
Gross profit	68	71	69	71
Operating expenses:
Sales and marketing	49	50	46	47
Technology development	28	19	25	17
General and administrative	30	24	28	20
Provision for transaction losses	5	5	6	5
Gain on sale of Design Manager	—	—	(13)	—
Total operating expenses	112	98	92	89
Loss from operations	(44)	(27)	(23)	(18)
Other income (expense), net:
Interest income	2	—	1	—
Interest expense	—	—	—	—
Other, net	2	1	1	1
Total other income (expense), net	4	1	2	1
Net loss before income taxes	(40)	(26)	(21)	(17)
Provision for income taxes	—	—	—	—
Net loss	(40)%	(26)%	(21)%	(17)%
Comparison of the Three Months Ended September 30, 2022 and 2021
Net Revenue

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Net revenue	$22,729	$25,576	$(2,847)	(11)%
Net revenue was $22.7 million for the three months ended September 30, 2022, as compared to $25.6 million for the three months ended September 30, 2021. The decrease of $2.8 million, or 11%, was primarily due to a decrease in seller marketplace services revenue of $2.1 million, which was primarily due to a decrease in marketplace transaction fees as a result of the decrease in our GMV. Additionally, there was a $0.6 million decrease in software services as a result of the sale of Design Manager in June 2022.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 71% and 70% of our net revenue for the three months ended September 30, 2022 and 2021, respectively. Subscription fees accounted for 25% and 23% of our net revenue for the three months ended September 30, 2022 and 2021, respectively.
Cost of Revenue

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Cost of revenue	$7,278	$7,515	$(237)	(3)%
Cost of revenue was $7.3 million for the three months ended September 30, 2022, as compared to $7.5 million for the three months ended September 30, 2021. The decrease of $0.2 million, or 3%, was primarily driven by nominal decreases in shipping expenses and credit card processing fees due to the decrease in GMV and orders. These decreases were partially offset by an increase in salaries and benefits partially due to the one-time restructuring charges, as well as stock-based compensation expense. The cost savings as a result of the restructuring were not realized in the three months ended September 30, 2022, as the headcount reductions were not in effect until the end of September 2022.

Gross Profit and Gross Margin
Gross profit was $15.5 million and gross margin was 68.0% for the three months ended September 30, 2022, as compared to gross profit of $18.1 million and gross margin of 70.6% for the three months ended September 30, 2021. The decreases in gross profit and gross margin for the three months ended September 30, 2022 were primarily driven by the decrease in net revenue which was greater than the decreases in cost of revenue as outlined above.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$11,072	$12,863	$(1,791)	(14)%
Sales and marketing expense was $11.1 million for the three months ended September 30, 2022, as compared to $12.9 million for the three months ended September 30, 2021. The decrease of $1.8 million or 14% was primarily driven by decreases in discretionary expenses, including the use of performance-based marketing and promotional campaigns. These decreases were partially offset by increases in stock-based compensation expense, as well as salaries and benefits partially due to the one-time restructuring charges. The cost savings as a result of the restructuring were not realized in the three months ended September 30, 2022, as the headcount reductions were not in effect until the end of September 2022.
Technology Development

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Technology development	$6,363	$4,775	$1,588	33%
Technology development expense was $6.4 million for the three months ended September 30, 2022, as compared to $4.8 million for the three months ended September 30, 2021. The increase of $1.6 million, or 33%, was primarily driven by increases of $1.0 million in stock-based compensation expense, and $0.5 million in salaries and benefits partially due to the one-time restructuring charges. The cost savings as a result of the restructuring were not realized in the three months ended September 30, 2022, as the headcount reductions were not in effect until the end of September 2022.
General and Administrative

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
General and administrative	$6,731	$6,079	$652	11%
General and administrative expense was $6.7 million for the three months ended September 30, 2022, as compared to $6.1 million for the three months ended September 30, 2021. The increase of $0.7 million, or 11%, was primarily driven by increases in stock-based compensation expense.
Provision for Transaction Losses

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Provision for transaction losses	$1,183	$1,270	$(87)	(7)%
Provision for transaction losses was $1.2 million for the three months ended September 30, 2022, as compared to $1.3 million for the three months ended September 30, 2021. The decrease of $0.1 million, or 7%, was primarily driven by the decrease in GMV.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Net Revenue

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Net revenue	$73,892	$75,801	$(1,909)	(3)%
Net revenue was $73.9 million for the nine months ended September 30, 2022, as compared to $75.8 million for the nine months ended September 30, 2021. The decrease of $1.9 million, or 3%, was primarily driven by a decrease in seller marketplace services revenue of $1.5 million, primarily due to a decrease in marketplace transaction fees as a result of the decrease in our GMV.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 70% and 71% of our net revenue for the nine months ended September 30, 2022 and 2021, respectively. Subscription fees accounted for 24% and 23% of our net revenue for the nine months ended September 30, 2022 and 2021, respectively.
Cost of Revenue

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Cost of revenue	$22,908	$21,861	$1,047	5%
Cost of revenue was $22.9 million for the nine months ended September 30, 2022, as compared to $21.9 million for the nine months ended September 30, 2021. The increase of $1.0 million, or 5%, was primarily driven by an increase of $1.4 million in salaries and benefits due to a higher average headcount, as well as a $1.0 million increase in hosting and co-location costs. These increases were partially offset by a decrease of $1.1 million in shipping expenses.
Gross Profit and Gross Margin
Gross profit was $51.0 million and gross margin was 69.0% for the nine months ended September 30, 2022, as compared to gross profit of $53.9 million and gross margin of 71.2% for the nine months ended September 30, 2021. The decreases in gross profit and gross margin for the nine months ended September 30, 2022 were primarily driven by increases in the cost of revenue from expenses associated with salaries and benefits and as hosting and co-location costs, as well as the decrease in net revenue.
Operating Expenses
Sales and Marketing

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$34,139	$35,652	$(1,513)	(4)%
Sales and marketing expense was $34.1 million for the nine months ended September 30, 2022, as compared to $35.7 million for the nine months ended September 30, 2021. The decrease of $1.5 million, or 4%, was primarily driven by decreases in discretionary expenses, including the use of performance-based marketing and promotional campaigns. These decreases were partially offset by increases in stock-based compensation expense, as well as salaries and benefits due to a higher average headcount.
Technology Development

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Technology development	$18,711	$13,261	$5,450	41%
Technology development expense was $18.7 million for the nine months ended September 30, 2022, as compared to $13.3 million for the nine months ended September 30, 2021. The increase of $5.5 million, or 41%, was primarily driven by an increase of $2.5 million in stock-based compensation and an increase of $2.3 million in salaries and benefits due to a higher average headcount, and an $0.8 million increase in consulting fees, including costs to translate our website into new languages to help our international expansion.
General and Administrative

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
General and administrative	$20,635	$15,229	$5,406	35%
General and administrative expense was $20.6 million for the nine months ended September 30, 2022, as compared to $15.2 million for the nine months ended September 30, 2021. The increase of $5.4 million, or 35%, was primarily driven by a $1.8 million increase in stock-based compensation expense, a $1.6 million increase in liability insurance, a $1.3 million increase in salaries and benefits due to a higher average headcount, and a $0.5 million increase in legal professional fees. These increases were primarily related to our operations as a public company.

Provision for Transaction Losses

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Provision for transaction losses	$4,432	$3,786	$646	17%
Provision for transaction losses was $4.4 million for the nine months ended September 30, 2022, as compared to $3.8 million for the nine months ended September 30, 2021. The increase of $0.6 million, or 17%, was primarily driven by a higher volume of transactional and shipping accommodations.
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
•The exclusion of restructuring charges, which are expenses from non-recurring employee severance and benefits costs.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.
We define Adjusted EBITDA as our net loss, excluding: (1) depreciation and amortization; (2) stock-based compensation expense; (3) other income (expense), net; (4) provision for income taxes; (5) gain on sale of business; (6) one-time expenses related to the sale of Design Manager; and (7) one-time expenses related to restructuring charges. The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(9,028)	$(6,587)	$(15,677)	$(12,876)
Depreciation and amortization	708	765	2,189	2,399
Stock-based compensation expense	3,154	789	7,662	1,831
Other income, net	(870)	(339)	(1,572)	(1,112)
Provision for income taxes	—	—	—	—
Gain on sale of Design Manager	—	—	(9,684)	—
One-time expenses related to sale of Design Manger	—	—	307	—
Restructuring charges	580	—	580	—
Adjusted EBITDA	$(5,456)	$(5,372)	$(16,195)	$(9,758)
Liquidity and Capital Resources
As of September 30, 2022, we had cash and cash equivalents of $158.0 million and an accumulated deficit of $284.2 million. Net cash used in operating activities was $22.4 million for the nine months ended September 30, 2022. We expect that operating losses and negative cash flows from operations could continue in the foreseeable future as we continue to invest in strategic growth activities. Our principal use of cash is to fund our operations and platform development to support our strategic initiatives.
Based on our current plans, we believe our existing cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements through at least the next 12 months. We expect to continue to incur substantial expenditures in the near term to support our ongoing activities. While management believes that our current cash and cash equivalents are sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months, we may need to borrow funds or raise additional equity to achieve our longer-term business objectives.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(22,410)	$(5,518)
Net cash provided by (used in) investing activities	12,821	(1,711)
Net cash provided by financing activities	1,548	119,550
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(689)	(89)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(8,730)	$112,232
Cash Flows from Operating Activities
Net cash used in operating activities was $22.4 million for the nine months ended September 30, 2022, as compared to net cash used in operating activities of $5.5 million for the nine months ended September 30, 2021. The increase in net cash used of $16.9 million was primarily driven by the decrease in net revenue and increase in operating expenses, including salaries and benefits, public company expenses, and consulting costs associated with our technology development as described in the “Results of Operations” section. There were also negative changes in our operating assets and liabilities, including a $5.6 million change in payables due to sellers and a $5.3 million change in accounts payable and accrued expenses primarily due to the timing of payments.

Cash Flows from Investing Activities
Net cash provided by investing activities was $12.8 million for the nine months ended September 30, 2022, as compared to net cash used in investing activities of $1.7 million for the nine months ended September 30, 2021. The primary driver of the $14.5 million increase in net cash provided by investing activities was the $14.6 million of proceeds from the sale of Design Manager.
Cash Flows from Financing Activities
Net cash provided by financing activities was $1.5 million for the nine months ended September 30, 2022, as compared to net cash provided by financing activities of $119.6 million for the nine months ended September 30, 2021. The decrease in cash flows of $118.0 million is primarily due to the proceeds from issuance of common stock in our IPO in the nine months ended September 30, 2021, which did not reoccur in the current period, as well as a $0.7 million decrease in proceeds from the exercise of stock options.
Contractual Obligations
As of September 30, 2022, there were no material changes in commitments under contractual obligations compared to the contractual obligations disclosed in our Form 10-K.
Recent Accounting Pronouncements
See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements for a description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations, or cash flows.
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
Interest Rate Sensitivity
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We held cash and cash equivalents of $158.0 million as of September 30, 2022. We generally hold our cash in non-interest-bearing checking accounts. Cash equivalents consist of amounts held in money market accounts. Due to the nature of our cash and cash equivalents, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our cash and cash equivalents. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, Euros, and British pounds, depending on the currency selection of the seller. Our cost of revenue and operating expenses are primarily denominated in U.S. dollars, except for our U.K.

operations, which are denominated in British pounds. As our online marketplace continues to grow globally, our results of operations and cash flows may be subject to fluctuations due to the change in foreign exchange rates. To date, fluctuations due to changes in the Euro and British pound have not been significant, but we may experience material foreign exchange gains and losses in our statement of operations in the future. As of September 30, 2022, a 10% increase or decrease in current exchange rates would not have a material impact on our consolidated financial statements.
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated by requiring upfront payment for many of our services and due to our diverse customer base, dispersed over various geographic regions and industrial sectors. For the three and nine months ended September 30, 2022 and 2021, no single customer accounted for more than 10% of our net revenue. We maintain provisions for potential credit losses and such losses to date have been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We incurred net losses of $21.0 million and $12.5 million during the fiscal years ended December 31, 2021 and 2020, respectively, and $15.7 million and $12.9 million during the nine months ended September 30, 2022 and 2021, respectively. We had an accumulated deficit of $284.2 million as of September 30, 2022. We expect to incur significant losses in the future. We will need to generate and sustain increased revenue levels or reduce operating costs materially in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We expect that our operating expenses will increase substantially for the foreseeable future as we hire additional employees, invest in expanding our seller and buyer base and deepening our existing seller and buyer relationships, expand across and within product verticals, increase our marketing efforts and brand awareness, and invest in expanding our international operations. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These expenditures will make it more difficult for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we were to reduce our expenses, it could negatively impact our growth and growth strategy. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
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
•the impact of the ongoing COVID-19 pandemic or other events, such as geopolitical crises, which may cause significant economic or social disruption; and
•economic and market conditions, particularly those affecting the luxury design products industry, such as inflation or supply chain or global shipping disruptions.
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
We have experienced historical net revenue growth, with net revenue of $102.7 million and $81.9 million during the fiscal years ended December 31, 2021 and 2020, respectively, and with net revenue of $73.9 million and $75.8 million during the nine months ended September 30, 2022 and 2021, respectively. You should not rely on our net revenue for any previous quarterly or annual period as any indication of our net revenue or revenue growth in future periods. As we grow our business, our net revenue growth rates may decelerate compared to prior years for a number of reasons, which may include more challenging comparisons to prior periods as our net revenue grows, slowing demand for our online marketplace, increasing competition, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, notwithstanding the general increase in online transactions, including for luxury purchases, our growth rates are likely to experience increased volatility, and may decelerate, as the COVID-19 pandemic evolves.

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
As a result of the COVID-19 pandemic, we have transitioned to an almost fully remote work environment. More recently, we have re-opened our offices and have implemented a flexible work model that we anticipate will have us continue to operate on a significantly remote and geographically (including internationally) dispersed basis for the foreseeable future. This remote and dispersed work environment could have a negative impact on the execution of our business plans and operations. For example, if a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. Further, as the COVID-19 pandemic continues, we may experience disruptions if our employees, our sellers and buyers, or our third-party service providers’ employees become ill and are unable to perform their duties, and our operations, Internet, or mobile networks, or the operations of one or more of our third-party service providers, are impacted. The increase in remote working may also result in consumer privacy, IT security, and fraud vulnerabilities, which, if exploited, could result in significant recovery costs and harm to our reputation. Transitioning to a fully or predominantly remote work environment and providing and maintaining the operational infrastructure necessary to support a remote work environment also present significant challenges to maintaining compliance with state requirements such as employee income tax withholding, remittance and reporting, payroll registration, and workers’ compensation insurance. It may also negatively impact our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and beyond.
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
We have also seen shifts in the acceptance of online transactions, including in the luxury design products sector, as this pandemic has evolved. Although we believe our business has been positively impacted to some extent by several trends related to the COVID-19 pandemic, including the increased willingness of sellers and buyers to engage in online transactions for luxury purchases, we cannot predict whether these trends will continue as the pandemic begins to run its course, restrictions ease, and some consumers return to in-person transactions.
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
We have experienced rapid growth in our business in the past, such as in the number of sellers and the number of countries in which we have sellers and buyers, and we intend to continue to focus on growth, both in the United States and abroad. The growth of our business, if any, places significant demands on our management team and pressure to expand our operational and financial infrastructure. To the extent we continue to grow, our operating expenses will increase. If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed. In addition, we have in the past experienced, and may in the future experience, slower growth rates. For example, our net loss increased in the third quarter of 2022 as compared to the third quarter of 2021. Although we continue to focus on growth and are evaluating various approaches and alternatives to execute on our business strategies, the outcome of such evaluation or impact of any subsequent actions, if any, is uncertain. Failure to sustain or increase the growth of our business or to execute our business strategies would likely materially and adversely impact our business, financial condition, and results of operations.
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
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in which the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we become a large accelerated filer, which means that we have been public for at least 12 months, have filed at least one annual report and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our then-most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
We have registered all of the shares underlying outstanding options and any shares underlying other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance to the extent permitted by any applicable vesting requirements. Sales of stock by these equity holders or the perception that such sales could occur could adversely affect the trading price of our common stock.
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

1STDIBS.COM, INC.

/s/ Thomas Etergino
Date: November 10, 2022	Thomas Etergino Chief Financial Officer (Principal Financial Officer)