Form 10-K
period 2022-12-31
1stdibs.com, Inc.
filed 2023-03-03
CIK 1600641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.         ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of $5.69 for shares of the Registrant’s common stock as reported by the Nasdaq Stock Market, was approximately $131.6 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 16, 2023, the registrant had 39,268,171 shares of common stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement related to its 2023 Annual Stockholders' Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K. Except as expressly incorporated by reference, the registrant's proxy statement shall not be deemed to be part of this report.

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
•our ability to effectively manage or sustain our growth and to effectively expand our operations, including internationally;
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
•our ability to successfully implement, launch, and achieve market acceptance of our 1stDibs Auctions offering and to anticipate and manage the risks associated therewith
•our ability to develop and protect our brand;
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
•our ability to maintain, protect, and enhance our intellectual property rights and successfully defend against claims of infringement, misappropriation, or other violations of third-party intellectual property;
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

PART I
Item 1.    Business
Company Overview
We are one of the world’s leading online marketplaces for connecting design lovers with many of the best sellers and makers of vintage, antique, and contemporary furniture, home décor, jewelry, watches, art, and fashion. We believe we are a leading online marketplace for these luxury design products based on the aggregate number of such listings on our online marketplace and our Gross Merchandise Value (“GMV”). Our thoroughly vetted seller base, in-depth marketing content, and custom-built technology platform create trust in our brand and facilitate high-consideration purchases of luxury design products online. By disrupting the way these items are bought and sold, we are both expanding access to, and growing the market for, luxury design products.
1stDibs began over two decades ago with the vision of bringing the magic of the Paris flea market online by creating a listings site for top vintage and antique furniture sellers. The quality of our initial seller base enabled us to build a reputation in the design industry as a trusted source for unique luxury design products. Since then, we have strengthened our brand and deepened our seller relationships. We launched our e-commerce platform in 2013 and transitioned to a full e-commerce marketplace model in 2016. As of December 31, 2022, we operate an e-commerce marketplace with approximately 7,300 seller accounts, compared to over 4,700 as of December 31, 2021. The increase in sellers reflects our launch of new seller pricing tiers in January 2022, including a subscription-free tier with higher commission rates. As of December 31, 2022, we had 5.5 million users compared to 4.3 million as of December 31, 2021 and approximately 1.5 million listings, compared to 1.3 million as of December 31, 2021. Users represent non-seller visitors who register on our website and include both buyers and prospective buyers. As of December 31, 2022, we had a seller stock value in excess of $16.0 billion compared to a seller stock value in excess of $14.0 billion as of December 31, 2021. Our seller stock value is the sum of the stock value of all available products listed on our online marketplace. An individual listing’s stock value is calculated as the item’s current price multiplied by its quantity available for sale.
We provide our sellers, the vast majority of which are small businesses, access to a global community of buyers and a platform to facilitate e-commerce at scale. Our sellers use our platform to manage their inventory, build their digital marketing presence, and communicate and negotiate orders directly with buyers. We provide our buyers a trusted purchase experience with our user-friendly interface, dedicated specialist support, and 1stDibs Promise, our comprehensive buyer protection program. We operate an asset-light business model which allows us to scale in a capital efficient manner. While we enable shipping and fulfillment logistics, we do not take physical possession of the items sold on our online marketplace.
The uniqueness, diversity, and high quality of the products on our online marketplace, together with an active marketing effort, have produced a large, global, and growing base of design-loving buyers. Our user-friendly interface, dedicated specialist support, and 1stDibs Promise enable a trusted purchase experience. Despite the growth on the seller and user side, we experienced year-over-year decreases in GMV, net revenue, and certain key buyer metrics as they have been negatively impacted, both directly and indirectly, by macroeconomic factors, including significant capital market volatility, the prolonged COVID-19 pandemic and the changing consumer behaviors as a result, significant housing market volatility, raising interest rates, global economic and geopolitical developments, and inflation; however, these impacts are difficult to isolate and quantify. During the year ended December 31, 2022, we had approximately 68,000 Active Buyers, compared to approximately 72,000 in the year ended December 31, 2021. We define Active Buyers as buyers who have made at least one purchase through our online marketplace during the 12 months ended on the last day of the period presented, net of cancellations. We plan to continue to invest in our strategic initiatives, including those discussed below, in order to continue to drive growth on the seller side and be prepared for if and when macroeconomic conditions improve.
In each of the years ended December 31, 2022 and 2021, we had an on-platform average order value (“AOV”) of above $2,700 and a median order value (“MOV”) of approximately $1,300. We do not focus on AOV or MOV as key metrics in evaluating our business given our priority to make unique, high-end design items across various price points available through our online marketplace. The percentage of Active Buyers who make more than one purchase in any given year has been generally consistent from year to year and comprised of approximately 30% of total Active Buyers in each of the years ended December 31, 2022 and 2021. Highly experienced interior designers, whom we refer to as Trade Buyers, are frequent, repeat purchasers on our online marketplace and accounted for 32% and 29% of our on-platform GMV in the years ended December 31, 2022 and 2021, respectively. Through our Trade 1st program, we offer these Trade Buyers, who comprise a subset of our buyers, additional benefits such as trade-only personalized support, exclusive trade pricing, and buyer incentives. Our Trade 1st program is a buyer-only program and members do not pay any fees to participate in this program.
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
Global Luxury Market
Our core market, including high-quality design furniture and homewares, fine art, and watches and jewelry, was estimated to be approximately $178 billion in 2022, according to Bain & Company. Our platform is built on a scalable infrastructure that allows us to enter adjacent luxury markets and expand our addressable market with minimal additional investment. The personal luxury goods market, as defined by Bain & Company, excluding watches and jewelry, was estimated to total approximately $260 billion in 2022 and includes adjacent categories, such as footwear, leather goods, apparel, and beauty.
Combining our core market of high-quality design furniture and homewares, fine art, and watches and jewelry with the personal luxury goods market (excluding watches and jewelry), results in an estimated total addressable market size of $438 billion as of 2022.
Expanding the Luxury Goods Market
While the global luxury design market is already large, we believe that as a digital disruptor we have the potential to further expand the overall size of our market. We believe we are growing the market by: (1) increasing the number of digital global luxury design sellers by enabling them to transact on a global online marketplace that materially expands their potential customer base; and (2) growing the luxury design buyer base by introducing our online audience to unique products previously only accessible via in-person galleries, boutiques, and auction houses. In the year ended December 31, 2022, we launched new seller pricing tiers, including a subscription-free tier with higher commission rates which increased our seller count to approximately 7,300 from over 4,700 as of December 31, 2021, as well as launched localized sites in Germany and France. Additionally, in November 2021 we introduced 1stDibs Auctions, and for the year ended December 31, 2022 auction orders comprised approximately 5% of total orders. We were able to grow these metrics in the year ended December 31, 2022, despite the macroeconomic issues effecting GMV and net revenue.
As we reinvent how buyers discover and engage with luxury design products, we have found that we are attracting a new and broader audience to our market. We have sold items on our online marketplace ranging from less than $100 to over $1 million, demonstrating that high-end luxury design products are attainable and within reach of the expanding buyer audience we are attracting to the market.
Increasing Online Penetration
One of the most significant trends driving online penetration in the luxury goods market is an increasingly digitally native customer base. Bain & Company estimates that online personal luxury goods purchases will continue to grow, reaching up to 30% of total sales by 2025. According to Bain & Company, Gen-Y and Gen-Z, born during 1981-1995 and 1996-2015, respectively, are expected to account for 65-70% of luxury spend by 2025. Spending by Gen-Z and Gen-Alpha, born during 1996-2015 and kids born after 2016, respectively, will grow three times faster than previous generations, making up one third of purchases in the luxury goods market by 2030. These generations are leading the shift from offline to online commerce and will soon dominate the luxury goods market’s customer base.

During the year ended December 31, 2022, traffic on our website grew 16% from the year ended December 31, 2021. Additionally, the number of seller accounts grew to approximately 7,300 from over 4,700 as of December 31, 2021. We believe these metrics are proof of the increasing online penetration in the luxury goods market, despite the macroeconomic issues effecting GMV and net revenue.
The 1stDibs Marketplace
Trust
Trust is at the core of the online marketplace that we have built in over two decades of operating history. Trust in our online marketplace is critical to facilitating online transactions of highly considered purchases with high price points. During each of the years ended December 31, 2022 and 2021, over 20% of our on-platform GMV was generated from orders with an item value above $15,000 and approximately 4% and 3% for orders with an item value of $100,000 or more for the years ended December 31, 2022 and 2021, respectively. Our thorough seller vetting process inspires buyer confidence in our sellers and in the quality of the luxury design products sold on 1stDibs. Extensive fraud protection and secure payment solutions further establish the trust sellers and buyers have in our online marketplace. The ability for buyers to interact and negotiate prices directly with sellers increases both on-platform conversion and buyer retention rate. Our 1stDibs Promise gives our buyers peace of mind with every purchase by providing the following features and commitments:
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
•The ability to work with both parties in the event a buyer receives an item that is different than described or has been damaged in transit to resolve the issue;
•A price-match guarantee to ensure that if a buyer finds a 1stDibs seller that has the same item for a lower price elsewhere, 1stDibs will match it; and
•Enablement of a seamless and transparent global end-to-end shipping, logistics and delivery experience focused on security and a high level of care.
Value Proposition to Sellers
•Demand Generation: As of December 31, 2022, we provided sellers access to a global base of approximately 5.5 million users in over 150 countries, who would otherwise largely be inaccessible in an offline market. We built 1stDibs to empower and inspire confidence in our sellers by using our proprietary technology to digitize and transform their businesses. We believe that creating a digital presence and enabling access to buyers across the globe allows us to expand the addressable market for luxury sellers. Expanding a seller’s ability to share its story across various forms of media, including text, photographs, and videos, significantly increases buyer engagement and conversion. Once sellers are added to our online catalog, we help build sellers’ online presence through editorial and social placements, including our online magazine Introspective, which offers sellers additional avenues through which to advertise online. Our integration with Apple News also allows a broader audience of users to discover 1stDibs.
•Online Presence: We help sellers establish an online presence on our online marketplace. Sellers can customize their listings on 1stDibs by uploading biographies, item descriptions, photos, videos, and content to distinguish themselves. This allows sellers to provide nuanced details about each piece, show scale and curate their inventory to feature specific items. Sellers can make changes at their discretion at any time. This information provides more context about our sellers’ listings and builds trust with our buyer community. As sellers increase sales they are potentially more able to tap into our platform benefits, such as partner managers, elevated listing visibility, and paid media coverage.
•Data Analytics: Our platform provides us with rich data throughout the entire user journey. This data allows sellers to offer more relevant products and optimize their pricing strategies, which enables them to efficiently scale their businesses. We provide sellers with a comprehensive suite of seller tools, education, and analytics, including reporting, tracking, and inside perspectives on pricing based on the historical sales of similar items. Sellers also benefit from our proprietary algorithms and targeting technologies to connect with both consumers and Trade Buyers.
•Listing & Pricing: We empower sellers with tools useful for them to control item pricing and item visibility on our online marketplace. Sellers can leverage our proprietary classification methodologies and structured data to create listings tailored to their inventory. We have created a pricing index, “1stDibs Insider,” which provides pricing guidance to our sellers based on historical pricing trends. By providing historical pricing data for similar items that have recently sold, we believe this help sellers price items more competitively. On our platform, sellers can set item pricing based on user type (Consumer vs. Trade) or a specific user (Private Listing). We also provide sellers purchase format flexibility beyond the standard list price model. Sellers can choose to list items without price using the “Price Upon Request” purchasing format, or allow buyers to bid on their favorite items with 1stDibs Auctions. Furthermore, sellers can review, accept, or counter-offer negotiation requests, or create “Private Offers” for prospective buyers and “Automated Private Offers” (preset and triggered by buyer behavior).
•Operational Efficiency: Our sellers can efficiently scale their businesses without the friction associated with in-person sales and multiple third-party platforms. The ability to offer a convenient, seamless transaction experience, including on-platform communications and a wide range of payment solutions, such as credit card, PayPal, ACH, wire, Apple Pay, and Klarna further drives buyer conversion. We maximize search engine optimization to help buyers find items and connect with our sellers, allowing them to purchase products tailored to their tastes and preferences with ease. We have assembled a robust network of logistics providers to help sellers fulfill orders at a lower cost, giving them an advantage relative to conventional offline sales and allowing them to focus more time on what they do best: curating and selling unique luxury design items. Sellers have the ability to request custom quotes, offer free or partial shipping, opt into shipping services that we help enable, and access tracking details via the platform. Using our platform, sellers can also select to subsidize the shipping cost and pass on savings to buyers.
Value Proposition to Buyers
We provide buyers with tools to communicate directly with sellers, receive quick responses, negotiate prices, and access multiple payment methods for a convenient checkout experience. We curate our buyers’ experience to target their specific tastes and preferences and provide them with design inspiration through our expertly merchandised collections and our online editorial publications. Our platform calculates a “salability” score for items using machine learning and gives items with a higher likelihood of selling increased priority in buyers’ search and browse sort order. Additionally, our platform offers pricing insights to show buyers historical pricing data for similar items that have recently sold which can help buyers negotiate, increase confidence, and help in decision-making. Our customized Private Client and Trade Service teams provide high-touch human support for consumer and Trade Buyers. Our buyer services include:
•Buyer-Seller Communication: Given the unique inventory available on our online marketplace and the relatively high price points, buyers are likely to have questions regarding origin and item attributes. We have developed tools to facilitate communication between sellers and buyers and have added incentives for sellers to respond quickly. The majority of our sellers respond to inquiries in less than two hours. Negotiation is a common purchase format in our verticals; Buyers can negotiate via the “Make Offer” experience, and also receive a personalized “Private Offer” after initiating a conversation with a seller or “favoriting” an item. Additionally, buyers have the option to bid on items listed with 1stDibs Auctions.
•Mobile: During the year ended December 31, 2022, the majority of user sessions came to our online marketplace via a mobile device, either by browsing our mobile site or by using our highly rated mobile app. The bulk of our users are browsing via our mobile site. Our mobile app users take advantage of app-specific features, including local shopping, personalized notifications, and the ability to “see” items in their homes via our augmented reality feature. While mobile app sessions only make up approximately 5% of total sessions during the year ended December 31, 2022, they accounted for approximately 16% of total order volume.
•Personalization: We collect rich data around our users’ preferences, site engagement, item and seller attributes, buyers’ browsing patterns and purchase behaviors. As a result, we are able to curate our buyers’ experience to target their specific tastes and preferences. We use this data to personalize our marketing efforts and listing suggestions. These include alerts when new items from followed creators are listed, item recommendations, discovery feeds, and highly contextual emails. This personalization improves user engagement. We provide high-touch human support for Consumer and Trade Buyers through our customized Private Client and Trade teams, which further enhances the buying process.

•Curated Assortment: We are a highly sought after destination for unique, high-quality luxury design products. Thoroughly vetting all sellers on our online marketplace supports our buyers’ desire for quality and curation, thereby reducing their search time and purchase risk. We provide buyers with design inspiration through our expertly merchandised collections and our online editorial publication Introspective.
•Quality of Experience: Unlike conventional offline alternatives, we offer our buyers convenient 24/7 access to approximately 1.5 million luxury design products. Multiple possible payment methods offer our buyers a convenient checkout experience compared to traditional offline retail channels by removing complexity and introducing transparency to the purchasing process. We allow buyers to transact securely from their homes, bypassing the complicated and time-intensive process, and often opaque pricing associated with traditional offline channels. Our valuable buyer base also appreciates the privacy and anonymity associated with purchasing products online through our marketplace. Our Price-Match Guarantee further increases purchasing confidence, as buyers are assured they will always transact at the lowest price. In addition, we provide additional benefits to Trade Buyers, including trade exclusive pricing, buyer incentives, priority support, sourcing expertise, and enhanced buyer protection, among others through our Trade 1st program. Our client service associates help ensure the satisfaction of sellers and buyers by addressing and assisting in the resolution of questions relating to orders, deliveries, returns, and disputes. For certain individual Consumers or Trade Buyer, respectively, we provide support at the individual level through our Private Client and Trade Services to provide a seamless buying process.
Our Competitive Strengths
Largest Selection of Unique Luxury Design Products
We offer one of the largest online selection of luxury design products from leading sellers and makers of vintage, antique, and contemporary furniture, home décor, jewelry, watches, art, and fashion. We believe our growing collection of approximately 1.5 million luxury design products is unmatched and makes us the premier destination for design lovers and enthusiasts. Luxury design products tend to retain value over time as a result of their scarcity and durability. We aggregate supply from a large number of globally distributed sellers, offering buyers an online destination to access a variety of luxury products across the globe. As of December 31, 2022 and December 31, 2021, we had approximately 41% and 40% of our listings located outside the United States, respectively. The percentage of our seller accounts based outside of the United States was 51% and 47% as of December 31, 2022 and December 31, 2021, respectively.
Brand History Built on Trust and Authenticity
We have built a digitally native brand that is synonymous with luxury design by earning credibility with sellers and building buyer trust and loyalty in our brand and online marketplace. This trust is built through a seamless buying and selling experience, backed by years of excellence and an industry-leading vetting process. Our vetting specialists complete an evaluation of each seller prior to being accepted by 1stDibs. These specialists are highly trained, experienced experts in art, design, jewelry, among other areas, and conduct due diligence on each seller. This vetting process helps to ensure that our buyers can continue to purchase items on our online marketplace with confidence as we grow.
Highly Engaged Buyer Community
Our online marketplace appeals to a broad range of design lovers across multiple income groups, geographies, and age groups. Our diverse group of buyers appreciate the value of high-quality luxury products and want a convenient and secure way to complete these highly considered product purchases. Our Active Buyers had 81 and 80 sessions and viewed 289 and 237 product pages, on average, during the years ended December 31, 2022 and December 31, 2021, respectively. Our marketing content, combined with our expert curation and merchandising, helps buyers navigate through approximately 1.5 million luxury design products.
Seamless Purchasing Experience
We deliver a seamless luxury experience in a digital environment. We pioneered a two-sided communication functionality that allows sellers and buyers to negotiate directly through our platform’s message center. Our buyers also have access to dedicated sales and client service teams to ensure a smooth, convenient, and personalized buying experience. As ambassadors of 1stDibs, our sales team interacts with high potential trade accounts and Private Clients to identify sales opportunities and to educate them on our service offerings. Buyers enjoy the flexibility of accessing our platform across devices and choosing among a wide range of payment options and purchase formats, such as Negotiation, Auction, or Private Offer. Additionally, we have assembled a global network of logistics providers to allow our sellers to ship products virtually anywhere in the world.
Powerful Network Effects
We created powerful network effects by leveraging our proprietary data and technology with better supply attracting more buyers and more buyers encouraging high-quality sellers to join and remain on our online marketplace. Once in motion, the flywheel of this network enhances both seller and buyer quality and drives a competitive advantage. Having more buyers on our marketplace increases the sale potential for our sellers, causing them to list more inventory and focus more time on 1stDibs buyers. This value cycle serves as a barrier to entry against potential competition. This network effect has driven tremendous value to all parties and made 1stDibs one of the largest luxury design online marketplaces in the world with increasing returns to scale.
Fully Scalable Marketplace Model
We are an online marketplace operating a scaled, asset-light business that offers an extensive catalog of luxury design products across our specific verticals. We enable fulfillment and shipping, but do not own or manage inventory, further supporting favorable working capital dynamics as we grow. Our scalable technology platform enables us to efficiently drive expansion into new geographies and verticals while supporting the creation and development of new applications. For example in November 2021, we introduced 1stDibs Auctions as a new purchase format. Also, in April and May 2022, we launched localized sites in Germany and France, respectively. These sites enable local buyers to browse and receive customer support in their local language.
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
Innovative and Proprietary Technology
Our highly sophisticated, purpose-built technology stack facilitates complex, multi-step online transactions and is extremely difficult to replicate. We created an extensive digital catalog in luxury design with associated metadata that is used to simplify the buyer experience in an ordinarily complex purchase process. Technology powers all aspects of our business, including our complex single-SKU and multi-SKU order management system. We leverage automation and tools to improve efficiency and deliver a positive customer experience.
Our Environmental, Social, and Governance (“ESG”) Efforts
Our business creates a positive environmental and economic impact, balancing the needs of our buyers, sellers, partners, employees, investors and the environment. We are committed to extending the lifecycle of luxury goods by promoting their recirculation. As of December 31, 2022, approximately 64% of the listings on our marketplace are secondary. Buying an item on our marketplace offsets the need to manufacture a new item, this opportunity to shop sustainably creates a positive economic impact for all parties.
We have built a talented, experienced management team led by our CEO, David Rosenblatt, who joined 1stDibs in November 2011 with a vision to transform the online luxury experience. Members of our management team have helped create and grow leading luxury, design, and technology businesses globally such as Amazon, Care.com, Christie’s, DoubleClick, Farfetch, Google, PayPal, Refinery29 and Shutterstock, and have retained a strong entrepreneurial spirit and a wide array of knowledge. We believe in the importance of fostering a diverse, inclusive, and safe workplace; diversity is both a priority and strength of our company. We strive to continue to improve representation throughout the organization. Below is a breakdown of how our U.S.-based team self-identifies as of December 31, 2022.

	Asian	Black or African American	Hispanic or Latino	White	Two or more races	Female
All Employees	17%	8%	8%	64%	3%	56%
Management(1)	—%	13%	—%	87%	—%	50%
(1) - Management is defined as our Executive Leadership Team.
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
Our efforts are focused on establishing business norms that promote Diversity, Equity, Inclusion, and Belonging (“DEIB”) both within the company and across the broader design community. During the year ended December 31, 2022, our internal approach included educational, recruiting, and corporate social responsibility programs. We established six employee resource groups for the purpose of connecting employees with shared identities, backgrounds, and interests to help foster the company’s culture of inclusion, and engage employees in our DEIB efforts. Externally, we continued to provide financial support to organizations through our employee giving and charitable donations program.
Our Growth Strategies
Expand Our Buyer Base
We are focused on continuing to grow our buyer base and believe we are still in the early stages of introducing a unique and growing supply of luxury design products to a much broader audience. Of our 5.5 million users as of December 31, 2022, we estimate that approximately 67% are U.S.-based and 33% are international, which represents less than 1% penetration of the population of both markets. As of December 31, 2021, of out 4.3 million users, we estimated that approximately 69% were U.S.-based and 31% were international. Users represent non-seller visitors who register on our website and are identified by a unique email address, and include both buyers and prospective buyers. As of December 31, 2022, 18% of buyers are located internationally, which is unchanged from December 31, 2021. To date, we have primarily grown our current buyer base organically through word-of-mouth, mentions in the press, and earned media. In addition to continued organic growth, we believe we can significantly increase our buyer base by utilizing targeted, data-driven marketing efforts that generate meaningful returns. We believe we can continue to expand our buyer audience across a wide swath of buyer demographics including income, geography, and age, as well as level of design experience and design preference.
Grow Our Marketplace Supply
We intend to further increase the supply on our online marketplace while maintaining our thorough seller vetting process, by offering a captivating value proposition and enhanced item listing tools, adding new inventory from existing sellers, and growing the range of sellers from whom we source. We continue to enhance our value proposition for sellers by providing broad and growing access to a global base of design-minded buyers and a platform with a comprehensive suite of tools that help our sellers successfully transact and scale their business. This value proposition drives sellers to our online marketplace, deepens the breadth of our inventory, and helps attract new buyers.
Consistent with our strategy to grow our online marketplace supply, we launched new seller pricing tiers in January 2022, which allow new sellers to choose the plan that best fits their business, including choices of a higher monthly subscription fee and lower commission rates, as well as a subscription-free tier with higher commission rates. As of December 31, 2022, the number of seller accounts grew to approximately 7,300 from over 4,700 as of December 31, 2021, and our seller stock value was in excess of $16.0 billion as of December 31, 2022 compared to a seller stock value in excess of $14.0 billion as of December 31, 2021.
We may also choose to expand our network of sellers inorganically, either through acquisitions of, or partnerships with, companies or design brands.
Pursue New Product Verticals and Diversification Opportunities
We have demonstrated our ability to successfully grow and diversify beyond our original offering of vintage furniture, as exemplified by our proven track record of expanding both across verticals, such as art, jewelry, and fashion, and within verticals, such as the expansion from vintage and antique furniture to include new and custom furniture. Adding verticals has several benefits, including increasing our addressable market, the number of sellers and buyers, and purchasing frequency, and offering our buyers a wider supply of inventory while strengthening our brand as a preeminent online destination for luxury design products. We believe there are also opportunities to diversify our business model by expanding into additional sales formats, including, for example, an auction format which launched in November 2021 and has traditionally been the primary sales format in our industry. For the year ended December 31, 2022 auction orders comprised approximately 5% of total orders. We intend to continue to evaluate such diversification opportunities as part of our overall growth strategy. Our platform infrastructure is designed to scale with growth and diversification in mind.
Expand Internationally
During the year ended December 31, 2022, the vast majority of our buyers were located in the United States and other English-speaking countries. As of December 31, 2022, 41% of the supply on our online marketplace comes from outside the

United States, while only 18% of buyers are located internationally. We believe that this presents a large international expansion opportunity. Our website traffic also indicates strong international presence and opportunities for conversion, with approximately 38% of current traffic coming from outside the United States. In continuing to expand internationally, we plan to focus initially on organic search and later on performance-driven paid marketing and email campaigns. We may also expand internationally through acquisitions.
Our Technology and Data
Technology powers all aspects of our business. Our proprietary services-based architecture is the foundation of our platform. It is designed to connect sellers and buyers worldwide, enabling online transactions of unique products by removing purchase friction. We leverage appropriate technologies to ensure security, performance, and scalability. Key features of our technology platform include:
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
•Scalable Page Creation: Utilizes unstructured on-platform search query data to create new indexable pages automatically to increase our long-tail organic search traffic and enable broader Search Engine Optimization (“SEO”) and Search Engine Marketing (“SEM”) coverage.
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
Marketing
We acquire new buyers and drive traffic to our online marketplace through a mix of direct response marketing channels, with an emphasis on digital and a focus is on efficient growth. We derive a relatively low percentage of our traffic and orders from paid media. During the year ended December 31, 2022, we estimate that approximately 71% of new user sessions came from non-paid channels, including organic search, direct web, direct app, organic social, email, and referral compared to 68% during the year ended December 31, 2021.
We utilize user data and rigorous A/B testing to improve the user experience, and continuously optimize the performance of our marketing campaigns and channels. We use highly targeted promotional incentives, where appropriate, to profitably acquire and retain buyers. We focus on engaging and retaining our users with personalized experiences and elevated storytelling. We understand user preferences from their discovery and purchase history, and use that data to recommend products that are most likely to drive engagement, conversion, and repeat purchasing. We offer Private Client services to our most engaged consumers and cultivate interior designer engagement and retention through the Trade 1st program. We communicate with our buyers primarily through email, site, text, mobile push notifications, print catalogs, and organic social.
We acquire new sellers through a combination of inbound applicants who primarily find us by word of mouth from other sellers, as well as focused lead sourcing from fairs, association, and industry groups. We review all applications from these efforts, tier them according to desirability based on their inventory quality and “salability” onsite, and then invite the approved sellers to join our online marketplace.
Services and Logistics
We are committed to offering exceptional service as an integral part of a digital luxury experience. Our 1stDibs Promise, includes a price-match guarantee, comprehensive buyer protection, global delivery and more. Our Marketplace Trust team oversees anti-money laundering, fraud protection, and seller performance. In addition, we may offer certain Private Clients and Trade Buyers with a dedicated sales specialist and exclusive benefits. We provide additional benefits to Trade Buyers, including trade exclusive pricing, buyer incentives, priority support, sourcing expertise, and enhanced buyer protection, among others. Our client service team helps ensure the satisfaction of sellers and buyers by addressing and assisting in the resolution of questions relating to orders, deliveries, returns, and disputes, including our buyer protection program. Our logistics team works closely with leading global logistics providers to enable seamless delivery from the sellers’ locations directly to buyers, both within the United States and internationally.
Our Employees, Culture, Values and Human Capital Resources
As of December 31, 2022, we had 310 full-time employees, including 80 in technology development, 110 in sales and marketing, 36 in general and administrative, and 84 in operations.
Our human capital resources objective is to ensure that we have the best possible team to reach our business goals, and that the team we have has a positive employee experience. We do this through attracting and hiring the best team, ensuring our policies and practices create an inclusive culture, and developing our team in ways that contribute to personal and business growth. We regularly receive input from our team members through employees surveys, focus groups, and events to gauge employee engagement and identify areas of focus.
Segment and Geographic Information
We have one operating and reportable segment. See Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements for further discussion of our operating and reportable segment.
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
We list luxury design products from numerous sellers located throughout the United States and from over 85 countries, and the items we list from our sellers may contain materials that are subject to regulation by international, federal, state, and local governments and other regulatory authorities. In addition, numerous U.S. states and municipalities have regulations regarding the handling of antique and vintage items and licensing requirements of antique and vintage dealers. Our business activities are also subject to various restrictions under U.S. export and similar laws and regulations, as well as various economic and trade sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Further, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide sellers and buyers access to our platform or could limit our sellers’ and buyers’ ability to access or use our services in those countries.
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

Competition
We compete with a broad range of sellers of new and pre-owned luxury design products, including traditional brick-and-mortar entities, such as department stores, branded luxury goods stores, and specialty retailers, and entities providing access to more unique luxury goods, such as galleries, boutiques, and auction houses. We also compete with the online offerings of these traditional retail entities, as well as online marketplaces that may offer the same or similar goods and services that we offer.
We believe that we compete effectively based on the volume, quality, and assortment of unique luxury design products available on our online marketplace, our brand awareness and history built on trust and authenticity, the experience and value proposition we offer to sellers and buyers, and the scale of our online marketplace.
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
We incurred net losses of $22.5 million, $21.0 million, and $12.5 million during the fiscal years ended December 31, 2022, 2021, and 2020, respectively. We had an accumulated deficit of $291.0 million as of December 31, 2022. We expect to incur significant losses in the future. We will need to generate and sustain increased revenue levels or reduce operating costs materially in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We expect that our operating expenses will increase substantially for the foreseeable future as we hire additional employees, invest in expanding our seller and buyer base and deepening our existing seller and buyer relationships, expand across and within product verticals, increase our marketing efforts and brand awareness, and invest in expanding our international operations. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These expenditures will make it more difficult for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we were to reduce our expenses, it could negatively impact our growth and growth strategy. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
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
•the timing and success of new services, features, and offerings we introduce through our e-commerce platform, including our recently launched auction transaction format;
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
•the impact of the ongoing COVID-19 pandemic or other events, such as geopolitical crises, which may cause significant economic or social disruption; and
•economic and market conditions, particularly those affecting the luxury design products industry, such as fluctuations in inflation and interest rates or supply chain or global shipping disruptions.
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
We have experienced fluctuations in our net revenue growth, with net revenue of $96.8 million, $102.7 million, and $81.9 million during the fiscal years ended December 31, 2022, 2021, and 2020, respectively. You should not rely on our net revenue for any previous quarterly or annual period as any indication of our net revenue or revenue growth in future periods. As we grow our business, our net revenue growth rates have and may in the future decelerate compared to prior years for a number of reasons, which may include more challenging comparisons to prior periods as our net revenue grows, slowing demand for our online marketplace, increasing competition, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, notwithstanding the general increase in online transactions, including for luxury purchases, our growth rates are likely to experience increased volatility, and may decelerate, in future periods.
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
From time to time, counterfeit goods have been and may be listed on our online marketplace. While we have invested heavily in our seller vetting process as described above, we cannot be certain that we will accurately authenticate every item that is listed with us. As the sophistication of counterfeiters increases, it may be increasingly difficult to identify counterfeit products. In many cases, we refund the cost of a product to a buyer if we determine that the item is not authentic. The sale of any counterfeit goods may damage our reputation as a trusted online marketplace for authenticated, luxury design products, which may impact our ability to attract and maintain repeat sellers and buyers. Additionally, we may be subject to allegations that an antique, vintage, or other luxury design product we listed and sold through our online marketplace is not authentic. Such controversy could negatively impact our reputation and brand and harm our business and results of operations. If we are unable to maintain the quality and authenticity of the items listed on our online marketplace, our ability to retain and attract sellers and buyers could be impaired and our reputation, brand, and business could suffer.
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
Our growth will also depend on the continued and increased acceptance of e-commerce and online shopping by buyers of luxury design products. Although we have seen increased acceptance of online transactions in the luxury design products sector, including as a result of the COVID-19 pandemic, we cannot predict whether this trend will continue. Further, if sellers and buyers elect to transact business through in-person interactions instead of through our online marketplace, our revenue could be negatively impacted and our business could be harmed.
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
We maintain an allowance for transaction losses, which consists primarily of losses resulting from our buyer protection program, including damages to products caused by shipping and transit, items that were not received or not as represented by the seller, and reimbursements to buyers at our discretion if they are dissatisfied with their experience. The provision for transaction losses also includes bad debt expense associated with our accounts receivable balance. Transaction loss expense associated with our buyer protection program accounted for approximately 85%, 81%, and 88% of the provision for transaction losses in the fiscal years ended December 31, 2022, 2021, and 2020, respectively, with discretionary buyer reimbursements, which are part of the buyer protection program, constituting a small portion thereof. However, our historical experience may not be indicative of future trends and transaction loss expense associated with our buyer protection program, including buyer reimbursements, or bad debt expense may increase or fluctuate from period to period. Further, our provision for transaction losses may fluctuate depending on many factors, including changes to our buyer protection programs and the impact of regulatory changes, and we may see the provision for transaction losses increase proportionally with our on-platform GMV and net revenue. If our allowance for transaction losses is insufficient, it could adversely affect our results of operations.
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
As a result of the COVID-19 pandemic, we have transitioned to an almost fully remote work environment. More recently, we have re-opened our offices, and have implemented a flexible work model that we anticipate will have us continue to operate on a significantly remote and geographically (including internationally) dispersed basis for the foreseeable future. This remote and dispersed work environment could have a negative impact on the execution of our business plans and operations. For example, if a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security, and fraud vulnerabilities, which, if exploited, could result in significant recovery costs and harm to our reputation. Transitioning to a fully or predominantly remote work environment and providing and maintaining the operational infrastructure necessary to support a remote work environment also present significant challenges to maintaining compliance with state requirements such as employee income tax withholding, remittance and reporting, payroll registration, and workers’ compensation insurance. It may also negatively impact our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and beyond.
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
The COVID-19 pandemic has also led to broader economic consequences, such as global shipping disruptions and changes in consumer behavior associated with the easing of pandemic-related restrictions and perceived risks, that may heighten other risks presented in this Annual Report on Form 10-K. Public health concerns, such as COVID-19, could also result in social, economic and labor instability in the localities in which we or our vendors, sellers, and buyers reside. Any of these uncertainties and actions we take to mitigate the effects of the COVID-19 pandemic and uncertainties related to the COVID-19 pandemic could harm our business, financial condition, and results of operations.
Our NFT platform (utilizing Ether, a cryptocurrency generated using the Ethereum protocol) may expose us to legal, regulatory, and other risks. Given the nascent and evolving nature of cryptocurrencies, NFTs, and our NFT platform, we may be unable to accurately anticipate or adequately address such risks or the potential impact of such risks. The occurrence of any such risks could materially and adversely affect our business, financial condition, results of operations, reputation, and prospects.
In August 2021, we announced the launch of our non-fungible token (“NFT”) platform where creators can make blockchain-encrypted design items, such as artwork, available as NFTs for digital purchase through 1stDibs, utilizing Ethereum, a blockchain technology. NFTs are digital assets recorded on a blockchain ledger for verification of authenticity and ownership of a unique digital asset, such as artwork. In January 2023, we determined to cease further investment in the NFT platform; however, previously-minted NFTs remain available for sale. Given the increased scrutiny of digital assets as well as cryptocurrencies for regulatory and anti-money laundering purposes, it is possible that the United States and other jurisdictions will engage in increased scrutiny and regulation of NFTs and our business. While NFTs and cryptocurrencies are similar in that both are based on blockchain technology, unlike cryptocurrency units, which are fungible, NFTs have unique identification codes and represent content on the blockchain. The record of ownership of the NFT, which establishes authenticity and may also carry other rights, cannot be duplicated. As NFTs are a relatively new and emerging type of digital asset, the regulatory, commercial, and legal framework governing NFTs (as well as cryptocurrencies) is likely to evolve both in the United States and internationally and implicates issues regarding a range of matters, including, but not limited to, intellectual property rights, privacy and cybersecurity, fraud, anti-money laundering, sanctions, and currency, commodity, and securities law implications.

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
We have acquired a number of other businesses in the past and may acquire additional businesses or technologies in the future. For example, in May 2019, we acquired Design Manager, a project management and accounting software company for interior designers. In June 2022, we sold 100% of our equity interest in Design Manager. Acquisitions may divert management’s time and focus from operating our business. Acquisitions also may require us to spend a substantial portion of our available cash, incur debt or other liabilities, amortize expenses related to intangible assets, or incur write-offs of goodwill or other assets. In addition, integrating an acquired business or technology is risky. Completed and future acquisitions may result in unforeseen operational difficulties and expenditures associated with:
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
We have experienced rapid growth in our business in the past, such as in the number of sellers and the number of countries in which we have sellers and buyers, and we intend to continue to focus on growth, both in the United States and abroad. The growth of our business, if any, places significant demands on our management team and pressure to expand our operational and financial infrastructure. As we continue to grow, our operating expenses will increase. If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed. In addition, we have in the past experienced, and may in the future experience, slower growth rates. For example, our net revenue decreased in the year ended December 31, 2022 as compared to the year ended December 31, 2021. Although we continue to focus on growth and are evaluating various approaches and alternatives to execute on our business strategies, the outcome of such evaluation or impact of any subsequent actions, if any, is uncertain. Failure to sustain or increase the growth of our business or to execute our business strategies would likely materially and adversely impact our business, financial condition, and results of operations.
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
We have made substantial investments to expand to markets outside of the United States and continued expansion in markets outside of the United States may require significant additional financial investment. For example, in the year ended December 31, 2022, we launched localized sites in Germany and France, which may require significant financial investments to maintain. These investments include marketing to attract and retain new sellers and buyers, developing localized services and web platforms, forming relationships with third-party service providers, supporting operations in multiple countries, and potentially acquiring companies based outside the United States and integrating those companies with our operations. These expansion efforts may not be successful and as a result, our business, results of operations, financial condition, and brand could suffer.
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
We have experienced cybersecurity incidents in the past and may experience them in the future. Further, if we or our third-party service providers experience security breaches that result in online marketplace performance or availability problems or the loss or unauthorized disclosure of personal and other sensitive information, people may become unwilling to provide us the information necessary to set up seller and buyer accounts, and we could be subject to third-party lawsuits, regulatory fines, or other action or liability. Existing sellers and buyers may also stop listing new items for sale or decrease their purchases or close their accounts altogether. Further, any reputational damage resulting from breach of our security measures could create distrust of our company by sellers and buyers.
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
Our industry is characterized by rapidly changing technology, new service and feature introductions, and changing seller and buyer demands. We spend substantial time and resources creating new features, services, and offerings to attract new constituents to our online marketplace and to open new sales channels for sellers. Our efforts to expand the features, services, and offerings on our online marketplace could fail for many reasons, including lack of acceptance by existing or new constituents, our failure to market these features, services, and offerings effectively to new constituents, or negative publicity related to our features, services, and offerings. For example, we launched 1stDibs Auctions to provide additional opportunities to optimize price discovery and leverage alternative payment methods. We may not be able to educate and/or commercialize buyers and sellers about how to use this new purchase format, which differs from our historical transaction models and may create confusion. Our new initiatives may not drive increases in revenue, may require substantial investment and planning, and may bring us more directly into competition with companies that are better established or have greater resources than we do. They may require additional investment of time and resources in the development and training of our personnel and our sellers and buyers. Further, our efforts to diversify and expand our features, services, and offerings involve significant technological risk, such as encountering software bugs, defects, or errors in connection with the introduction of new or enhanced features of our technology platform. If we are unable to cost-effectively expand our features, services, and offerings, then our growth prospects and competitive position may be harmed.
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
Climate change may have an adverse impact on our business.
Risks related to rapid climate change may have an increasingly adverse impact on our business, our sellers’ businesses, and our buyers in the longer term. Any of our primary locations and the locations of our buyers and sellers may be vulnerable to the adverse effects of climate change. For example, our New York headquarters has experienced, and is projected to continue to experience, climate-related events at an increasing frequency, including floods, severe storms, and heat waves. Furthermore, it is more difficult to mitigate the impact of these events on our employees in light of our flexible work model, which has allowed for a remote and dispersed work environment. Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business and the transactions consummated between our sellers and buyers, which could have a material adverse effect on our financial condition and results of operations.
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
The sale of certain items through our online marketplace is subject to regulation, including by regulatory bodies such as the U.S. Consumer Product Safety Commission, the Federal Trade Commission, the U.S. Fish and Wildlife Service and other international, federal, state, and local governments and regulatory authorities. These laws and regulations are complex, vary from state to state and change often. We monitor these laws and regulations and adjust our business practices as warranted to comply. We list luxury design products from numerous sellers located throughout the United States and from over 85 countries, and the items listed by our sellers may contain materials such as fur, python, ivory, and other exotic animal product components, that are subject to regulation or cultural patrimony considerations. Our standard seller terms and conditions require sellers to comply with applicable laws when listing their items. Failure of our sellers to comply with applicable laws, regulations and contractual requirements could lead to litigation or other claims against us, resulting in increased legal expenses and costs. Moreover, failure by us to effectively monitor the application of these laws and regulations to our business, and to comply with such laws and regulations, may negatively affect our brand and subject us to penalties and fines.
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
We have incurred substantial net operating losses (“NOLs”), during our history. Unused NOLs may carry forward to offset future taxable income if we achieve profitability in the future, unless such NOLs expire under applicable tax laws. However, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs and other pre-change tax attributes to offset its post-change taxable income or other taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the company. We completed formal studies through August 18, 2021 to determine if any ownership changes within the meaning of Sections 382 and 383 of the Code have occurred. As a result of the studies, we determined that although we experienced an ownership change on July 28, 2015, the limitation from the ownership change will not result in any of the NOLs or tax credits expiring unutilized. No additional ownership changes have occurred through the date of the most recent study. In addition, we have started a formal study to update the August 18, 2021 study, which has not been completed as of the date of filing this Annual Report on Form 10-K. It is possible that we may experience an ownership change as a result of this study. In the event that we experience an ownership change within the meaning of Sections 382 and 383 of the Code as a result of the study or any future transactions in our stock, then we may be limited in our ability to use our NOL carryforwards to offset our future taxable income, if any.
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
The market prices of the securities of other newly public companies have historically been highly volatile and markets in general have been highly volatile in light of the COVID-19 pandemic. Our stock price may be volatile and may decline, resulting in a loss of some or all of your investment. For example, our common stock has traded both above and below our initial public offering (“IPO”) price. The trading price and volume of our common stock could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
We believe that our facilities are suitable to meet our current needs and that, if we require additional space, we will be able to obtain additional facilities.
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
Holders of Record
As of the close of business on February 16, 2023, there were approximately 21 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our 2023 proxy statement set forth in the section titled “Securities Authorized for Issuance under Equity Compensation Plans” to be filed with the SEC within 120 days of the year ended December 31, 2022 (the “Proxy Statement”).

Performance Graph
We have presented below the cumulative total return to our stockholders in comparison to the Nasdaq Composite Index (Nasdaq Composite) and Russell 2000. All values assume a $100 initial investment at the market close on June 10, 2021, the date our common stock began trading on the Nasdaq Stock Market, through December 31, 2022. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Comparison of Cumulative Total Return
125
100
75
50
25
0
6/10/2021
12/31/2021
12/31/2022
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
Company Overview
We are one of the world’s leading online marketplaces for connecting design lovers with many of the best sellers and makers of vintage, antique, and contemporary furniture, home décor, jewelry, watches, art, and fashion. We believe we are a leading online marketplace for these luxury design products based on the aggregate number of such listings on our online marketplace and our Gross Merchandise Value (“GMV”). Our thoroughly vetted seller base, in-depth marketing content, and custom-built technology platform create trust in our brand and facilitate high-consideration purchases. By disrupting the way these items are bought and sold, we are both expanding access to, and growing the market for, luxury design products.
1stDibs began over two decades ago with the vision of bringing the magic of the Paris flea market online by creating a listings site for top vintage and antique furniture sellers. The quality of our initial seller base enabled us to build a reputation in the design industry as a trusted source for unique luxury design products. Since then, we have strengthened our brand and deepened our seller relationships. We launched our e-commerce platform in 2013 and transitioned to a full e-commerce marketplace model in 2016. As of December 31, 2022, we operate an e-commerce marketplace with approximately 7,300 seller accounts, compared to approximately 4,700 as of December 31, 2021. The increase in sellers reflects our launch of new seller pricing tiers in January 2022, including a subscription-free tier with higher commission rates. As of December 31, 2022, we had 5.5 million users compared to 4.3 million as of December 31, 2021, and approximately 1.5 million listings, compared to 1.3 million as of December 31, 2021. Users represent non-seller visitors who register on our website and include both buyers and prospective buyers. As of December 31, 2022, we had a seller stock value in excess of $16.0 billion compared to a seller stock value in excess of $14.0 billion as of December 31, 2021. Our seller stock value is the sum of the stock value of all available products listed on our online marketplace. An individual listing’s stock value is calculated as the item’s current price multiplied by its quantity available for sale.
GMV was $425.4 million for the year ended December 31, 2022 compared to $447.5 million for the year ended December 31, 2021, a decrease of 5%. Our net revenue was $96.8 million for the year ended December 31, 2022 compared to $102.7 million for the year ended December 31, 2021, a decrease of 6%. We believe our GMV and net revenue have been negatively impacted, both directly and indirectly, by macroeconomic factors, including significant capital market volatility, the prolonged COVID-19 pandemic and the changing consumer behaviors as a result, significant housing market volatility, rising interest rates, global economic and geopolitical developments, and inflation; however, these impacts are difficult to isolate and quantify. In the year ended December 31, 2022, we generated a net loss of $(22.5) million and Adjusted EBITDA of $(20.7) million, compared to a net loss of $(21.0) million and Adjusted EBITDA of $(16.5) million for the year ended December 31, 2021. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.
Restructuring Charges
In September 2022, we announced and implemented a restructuring plan to reduce operational costs and realign investment priorities involving the reduction of approximately 10% of our workforce. As a result of the reduction, we incurred approximately $0.7 million in non-recurring restructuring charges in the year ended December 31, 2022, consisting primarily of employee severance and benefits costs. We do not expect to incur any significant additional charges related to restructuring in the fiscal year ended December 31, 2022. See Note 2, “Summary of Significant Accounting Policies” for further discussion of our accounting for the restructuring charges.
Sale of Design Manager
On June 29, 2022, we sold 100% of our equity interest in Design Manager for $14.8 million. We recognized a net gain on the sale of $9.7 million during the year ended December 31, 2022. See Note 3, “Acquisitions & Disposals” for further discussion of our accounting for the sale of Design Manager.
Our Business Model
We generate revenue primarily from fees from our seller marketplace services as well as other services, including advertisements and, prior to the sale of Design Manager, software services.

Seller Marketplace Services
Seller marketplace services consist of marketplace transactions, subscriptions, and listings, and accounted for 97%, 96% and 96% of our net revenue in the years ended December 31, 2022, 2021, and 2020, respectively.
Marketplace Transaction Fees
Our sellers pay us a commission fee and a processing fee for the successful sale of an item listed on our online marketplace. We have a commission fee structure that is a function of the item’s category and price. Our commission fees range from 5% to 50% and processing fees are 3%, net of expected refunds. Our marketplace transaction fees represent the majority of our net revenue and accounted for 71%, 71% and 67% of our net revenue in the years ended December 31, 2022, 2021, and 2020, respectively.
Subscription & Listing Fees
In January 2022, we launched new seller pricing tiers which allow sellers to choose the plan that best fits their business and includes choices of a higher monthly subscription fee and lower commission rates, as well as a subscription-free tier with higher commission rates. Depending on the tier chosen, sellers may pay annual subscription fees to access our online marketplace. Our subscription revenue grows as we bring new sellers to our online marketplace who choose to pay the subscription fee to access lower commission rates. Additionally, sellers may choose our no subscription fee and higher commission rate model, which in turn, could decrease our subscription fee revenue. Subscription fees accounted for 24%, 23%, and 27% of our net revenue in the years ended December 31, 2022, 2021, and 2020, respectively. Our ability to maintain the level of our annual subscription fee rates depends on our ability to continue to generate sales for our sellers, which in turn depends on our ability to drive GMV growth, as GMV increases the network effect on our online marketplace. We earn listing fees from sellers who are subscribed to our online marketplace, on a per item basis, as directed by the seller to promote certain items at the seller’s discretion. Sellers do not pay a listing fee for a basic listing on our online marketplace, but can choose to pay for other listing fees, which provide promotional advantages over the basic listing.
Other Services
Other services consist of advertisements and, prior to the sale of Design Manager, software services and accounted for 3%, 4% and 4% of our net revenue in the years ended December 31, 2022, 2021, and 2020, respectively. Advertising revenue is generated when impression-based ads are displayed on our online marketplace on our sellers’ behalf. Software services revenue consists of monthly and annual subscriptions previously sold through our Design Manager subsidiary allowing users, typically interior designers, to access our project management and accounting software. On June 29, 2022, we sold Design Manager and no revenue related to software services has been recognized since.
Key Operating and Financial Metrics
We use the following key metrics and non-GAAP measures to measure our performance, identify trends affecting our business, and make strategic decisions:
•GMV;
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

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
GMV	$425,375	$447,471	$342,586
Number of orders	148,399	158,061	127,911
Active Buyers	67,598	72,420	58,159
Adjusted EBITDA (unaudited)	$(20,670)	$(16,493)	$(6,637)
Gross Merchandise Value
We define GMV as the total dollar value from items sold by our sellers through 1stDibs in a given month, minus cancellations within that month, and excluding shipping and sales taxes. GMV includes all sales reported to us by our sellers, whether transacted through the 1stDibs online marketplace or reported as an offline sale. We define “on-platform GMV” as GMV based only on sales placed or reported through the 1stDibs online marketplace, thus on-platform GMV is a subset of GMV. Offline sales consist of sales completed by a small number of sellers outside of our online marketplace and reported to us by these sellers in exchange for increased marketing exposure and/or slightly lower commission rates on both their on-platform and offline sales. We do not intend to add new sellers to this program. On-platform GMV accounted for $409.4 million, or 96%, $432.6 million, or 97%, and $328.8 million, or 96% of GMV in the years ended December 31, 2022, 2021 and 2020, respectively. We view GMV as a measure of the total economic activity generated by our online marketplace and as an indicator of the scale, growth, and health of our online marketplace. Our historical growth rates for GMV may not be indicative of future growth rates in GMV.
Number of Orders
We define Number of Orders as the total number of orders placed or reported through the 1stDibs online marketplace in a given month, minus cancellations within that month. Our historical growth rates for Number of Orders may not be indicative of future growth rates in Number of Orders.
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
Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us, including those discussed in Part I, Item 1, “Business,” but also pose risks and challenges, including those discussed in the section titled “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

Growth and Retention of our Active Buyers
Our success depends in part on our ability to grow and retain our Active Buyer base. Our number of Active Buyers was 67,598 as of December 31, 2022 compared to 72,420 as of December 31, 2021. The total Number of Orders placed or reported through the 1stDibs online marketplace for the year ended December 31, 2022 was 148,399 compared to 158,061 for the year ended December 31, 2021. Similar to GMV and net revenue, we believe these metrics have been negatively impacted, directly and indirectly, by macroeconomic factors. We had no Active Buyers who represented 5% or more of on-platform GMV for the years ended December 31, 2022 or 2021. Active Buyers drive our on-platform GMV and net revenue and contribute to the network effects that allow us to attract new sellers and exclusive inventory.

Active Buyers
80,000
60,000
40,000
20,000
—
12/31/20
12/31/21
12/31/22

Number of Orders
200,000
150,000
100,000
50,000
—
12/31/20
12/31/21
12/31/22

During the year ended December 31, 2022, we retained 27% of the 2021 on-platform GMV from buyers acquired in 2021; this is a decrease from the year ended December 31, 2021, where we retained 39% of the 2020 on-platform GMV from buyers acquired in 2020. We define new buyers as those who placed their first order on our online marketplace. We categorize buyers into cohorts based on the date of their first purchase on the 1stDibs platform. GMV attributed to a buyer cohort represents the total dollar value from items purchased by that buyer cohort in a given period, minus cancellations within that period and excluding shipping and sales taxes. To calculate the percentage of buyers retained, we divide total GMV in a specific period for a given cohort by the GMV of that cohort in the prior period. Similar to GMV and net revenue, we believe these metrics have been negatively impacted, directly and indirectly, by macroeconomic factors.
The figures below represent our on-platform GMV from our online marketplace by buyer cohort for the year ended December 31, 2022.
We expect the current macroeconomic factors to continue to negatively impact our operations into 2023. We plan to invest in strategic initiatives to drive supply growth through more sellers and listings. If and when macroeconomic conditions improve, we will look to increase retention in existing buyers and grow new buyers by further penetration of the luxury consumer market, including growing our business in non-U.S. markets and the growth of our supply.

Other Factors Affecting Our Performance
Our results of operations are impacted by a number of other factors, including, but not limited to, those discussed below. The extent to which these factors may positively or negatively impact our GMV and our results of operations, including our net revenue and gross profit, will depend in large part on the degree to which we are able to successfully achieve the following growth strategies.
International Growth
Our growth will depend in part on international sellers and buyers, both of which constitute an increasing portion of our online marketplace transactions. Currently, our sellers and buyers are based in over 150 countries. Our long-term strategy is to localize the user experience by providing technology solutions such as translation and payment capabilities, focus on local marketing efforts through organic search, email, performance-based marketing, and optimized public relations, and customize content and collections to suit regional tastes. We had over 51% and 47% of seller accounts and 41% and 40% of the supply on our online marketplace come from outside the United States in the years ended December 31, 2022, and 2021, respectively.
On-platform GMV from buyers in non-U.S. markets constituted 17% in the year ended December 31, 2022, a slight decrease from 19% in the year ended December 31, 2021. We believe there is an opportunity to grow our GMV from non-U.S. markets.
Diversify Product Verticals
Historically, our largest vertical by GMV has been antique and vintage furniture. Our unique product offerings in this vertical have inspired brand loyalty and increased demand for other luxury design products on the 1stDibs online marketplace allowing us to expand into adjacent verticals, including new and custom furniture, jewelry, and art. Antique and vintage furniture comprised less than 50% of our on-platform GMV in the years ended December 31, 2022 and 2021, respectively. We expect antique and vintage furniture to account for less than 50% of on-platform GMV for the foreseeable future as we are investing in our new and custom furniture, jewelry, art, and fashion verticals. We anticipate these verticals will account for an increasing percentage of our on-platform GMV for the foreseeable future. Our new and custom furniture, jewelry, watches, and art verticals together comprised 48% and 46% of our on-platform GMV in the years ended December 31, 2022 and 2021, respectively. We believe our brand and operating track record in existing verticals allow us to unlock valuable supply across adjacent and new verticals, increasing the exclusive products available on our online marketplace, thereby increasing the Long Term Value (“ LTV”) of our new and existing buyer cohorts. We aim to continue to diversify into new verticals so that we can grow our future revenue streams.
Growth in Brand Awareness
While we rely on strong brand awareness from direct and organic channels such as word of mouth referrals, we have ample opportunity to drive further engagement with new and existing buyers. While a large portion of our advertising spend is dedicated to performance-based marketing, we have opportunities to explore relatively untapped channels, such as television, radio, podcasts, and online display, to bolster engagement on our online marketplace. As many users may continue to view 1stDibs primarily as a vintage and antique furniture marketplace, we have a substantial opportunity to educate our buyers on the breadth of our offerings and drive cross-vertical transactions.
Investment in Technology and Innovation
We have made, and will continue to make, strategic investments in our platform to drive seller success through new tools, convert users to buyers, grow our long-term revenue and operating results, drive technological innovation, and enhance the overall experience of our online marketplace. As we continue to scale, we plan to strategically invest in innovation to address the needs of our sellers and buyers and drive efficiencies in our business, localize our platform, and enter new verticals and geographies. Overall, investments in our platform are focused on maximizing traffic, increasing conversion rate, and improving the overall efficiency of our operations.
Components of Results of Operations
Net Revenue
Our net revenue consists principally of seller marketplace services, advertisements, and, prior to the sale of Design Manager, software services. Seller marketplace services primarily consist of marketplace transactions, subscriptions, and listing fees. Marketplace transaction fees are collected when sellers pay us commissions ranging from 5% to 50%, and processing fees of 3%, for successful purchase transactions, net of expected refunds. If a seller accepts a return or refund of an on-platform purchase, the related commission and processing fees are refunded. Revenue from subscriptions consist of access to our online marketplace, allowing sellers, who are our customers, to execute successful purchase transactions with buyers. In January 2022, we launched new seller pricing tiers which allow new sellers to choose the plan that best fits their business and includes choices of a higher monthly subscription fee and lower commission rates, as well as a subscription-free tier with higher commission rates. Listing fee revenue is collected when sellers pay us for promoting certain products on their behalf and at their discretion through our online marketplace. Prior to the sale of Design Manager, software services revenue consisted of monthly and annual subscriptions allowing customers to access our Design Manager software, typically used by interior designers. Due to the sale of Design Manager on June 29, 2022, there was no net revenue related to software services after the sale and we anticipate that net revenue will no longer include software services in future periods. Advertisements consist of impression-based ads displayed on our online marketplace on the seller’s behalf.
Our revenue recognition policies are discussed under “Critical Accounting Policies” and Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements.
Cost of Revenue
Cost of revenue includes payment processor fees and hosting expenses. Cost of revenue also includes expenses associated with payroll, employee benefits, stock-based compensation, other headcount-related expenses associated with operations personnel supporting revenue-related operations, consulting costs, and amortization expense related to our capitalized internal-use software.
In certain transactions where our shipping services are elected by sellers, we enable shipping of items purchased from the seller to the buyer. The difference between the amount collected for shipping and the amount charged by the shipping carrier is included in cost of revenue in our consolidated statements of operations. We enable fulfillment and shipping, but do not own or manage inventory.
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
Sales and Marketing
Sales and marketing expenses include payroll, employee benefits, stock-based compensation, other headcount-related expenses associated with sales and marketing personnel, advertising expense, consulting costs, and promotional discounts offered to new and existing buyers. Advertising expenses consist primarily of costs incurred promoting and marketing our services, such as costs associated with acquiring new users through performance-based marketing, social media programs, email, and events. Promotional discounts and incentives represent incentives solely to end buyers and, therefore, are not considered payments made to our customers. Buyers are not our customers because access to the 1stDibs online marketplace is free for buyers, and we have no performance obligations with respect to buyers.
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
General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation, other headcount-related expenses associated with finance, legal, facility and human resources related personnel, lease expense, business liability insurance, accounting, professional fees, and depreciation and amortization of property and equipment. We expense all general and administrative expenses as incurred.
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

Results of Operations
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net revenue	$96,849	$102,731	$81,863
Cost of revenue	29,670	32,167	25,948
Gross profit	67,179	70,564	55,915
Operating expenses:
Sales and marketing	44,776	47,414	36,526
Technology development	24,437	19,110	16,510
General and administrative	27,594	21,293	12,565
Provision for transaction losses	5,933	5,191	3,820
Gain on sale of Design Manager	(9,684)	—	—
Total operating expenses	93,056	93,008	69,421
Loss from operations	(25,877)	(22,444)	(13,506)
Other income (expense), net:
Interest income	1,606	146	194
Interest expense	(11)	(16)	(14)
Other, net	1,781	1,372	809
Total other income (expense), net	3,376	1,502	989
Net loss before income taxes	(22,501)	(20,942)	(12,517)
Provision for income taxes	(37)	(21)	(11)
Net loss	$(22,538)	$(20,963)	$(12,528)
The following table summarizes our results of operations as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Net revenue	100%	100%	100%
Cost of revenue	31	31	32
Gross profit	69	69	68
Operating expenses:
Sales and marketing	46	46	44
Technology development	25	19	20
General and administrative	29	21	15
Provision for transaction losses	6	5	5
Gain on sale of Design Manager	(10)	—	—
Total operating expenses	96	91	84
Loss from operations	(27)	(22)	(16)
Other income (expense), net:
Interest income	2	—	—
Interest expense	—	—	—
Other, net	2	2	1
Total other income (expense), net	4	2	1
Net loss before income taxes	(23)	(20)	(15)
Provision for income taxes	—	—	—
Net loss	(23)%	(20)%	(15)%

Comparison of the Years Ended December 31, 2022 and 2021
Net Revenue

	Year Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Net revenue	$96,849	$102,731	$(5,882)	(6)%
Net revenue was $96.8 million for the year ended December 31, 2022, as compared to $102.7 million for the year ended December 31, 2021. The decrease of $5.9 million, or 6%, was primarily due to a $4.7 million decrease in seller marketplace services revenue, which was primarily due to a decrease in marketplace transaction fees as a result of the decrease in our GMV. We believe our GMV and net revenue have been impacted negatively, both directly and indirectly, by macroeconomic factors, including significant capital market volatility, the prolonged COVID-19 pandemic and the changing consumer behaviors as a result, significant housing market volatility, raising interest rates, global economic and geopolitical developments, and inflation; however, these impacts are difficult to isolate and quantify. Additionally, there was a $0.9 million decrease in software services as a result of the sale of Design Manager in June 2022.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 71% of our net revenue for both years ended December 31, 2022 and 2021, respectively. Subscription fees accounted for 24% and 23% of our net revenue for the years ended December 31, 2022 and 2021, respectively.
Cost of Revenue

	Year Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Cost of revenue	$29,670	$32,167	$(2,497)	(8)%
Cost of revenue was $29.7 million for the year ended December 31, 2022, as compared to $32.2 million for the year ended December 31, 2021. The decrease of $2.5 million, or 8%, was primarily due to a $3.9 million decrease in shipping expense, resulting from increases in buyer paid shipping charges compared to the prior year, a $0.6 million decrease in credit card fees due to the decrease in GMV, and a $0.2 million decrease in costs associated with Design Manager due to the sale in June 2022. These decreases were partially offset by a $1.1 million increase in hosting and co-location costs due to increased traffic on-platform, and an increase of $1.1 million in salaries and benefits resulting from increases in headcount throughout the prior year and one-time restructuring charges recorded in September 2022 related to reductions in workforce. The cost savings as a result of the restructuring were not fully realized in the year ended December 31, 2022, as the headcount reductions were not in effect until the end of September 2022.
Gross Profit and Gross Margin
Gross profit was $67.2 million and gross margin was 69.4% for the year ended December 31, 2022, as compared to gross profit of $70.6 million and gross margin of 68.7% for the year ended December 31, 2021. The decrease in gross profit was primarily driven by the decrease in net revenue. The increase in gross margin percentage was primarily driven by a decrease in our cost of revenue, as explained above, decreasing at a faster pace than the decrease in net revenue, due mainly to the decreases in shipping expense.
Operating Expenses
Sales and Marketing

	Year Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$44,776	$47,414	$(2,638)	(6)%
Sales and marketing expense was $44.8 million for the year ended December 31, 2022, as compared to $47.4 million for the year ended December 31, 2021. The decrease of $2.6 million, or 6%, was primarily due to decreases in discretionary expenses, including a $4.1 million decrease in performance-based marketing and a $1.7 million decrease in promotional marketing campaigns. These decreases were partially offset by a $2.0 million increase in stock-based compensation expense, and a $1.1 million increase in salaries and benefits resulting from increases in headcount throughout the prior year and one-time restructuring charges recorded in September 2022 related to reductions in workforce. The cost savings as a result of the restructuring were not fully realized in the year ended December 31, 2022, as the headcount reductions were not in effect until the end of September 2022.

Technology Development

	Year Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Technology development	$24,437	$19,110	$5,327	28%
Technology development expense was $24.4 million for the year ended December 31, 2022, as compared to $19.1 million for the year ended December 31, 2021. The increase of $5.3 million, or 28%, was primarily due to a $3.5 million increase in stock-based compensation and a $1.6 million increase in salaries and benefits resulting from increases in headcount throughout the prior year and one-time restructuring charges recorded in September 2022 related to reductions in workforce. The cost savings as a result of the restructuring were not fully realized in the year ended December 31, 2022, as the headcount reductions were not in effect until the end of September 2022.
General and Administrative

	Year Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
General and administrative	$27,594	$21,293	$6,301	30%
General and administrative expense was $27.6 million for the year ended December 31, 2022, as compared to $21.3 million for the year ended December 31, 2021. The increase of $6.3 million, or 30%, was primarily due to a $2.5 million increase in stock-based compensation expense, a $1.4 million increase in liability insurance, a $1.4 million increase in salaries and benefits due to a higher average headcount. These increases were primarily related to our operations as a public company. There was also a $0.6 million increase in legal and professional fees partially associated with the sale of Design Manager.
Provision for Transaction Losses

	Year Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Provision for transaction losses	$5,933	$5,191	$742	14%
Provision for transaction losses was $5.9 million for the year ended December 31, 2022, as compared to $5.2 million for the year ended December 31, 2021. The increase of $0.7 million, or 14%, was primarily driven by a higher volume of transactional and shipping accommodations.
Other Income (Expense), Net

	Year Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Total other income (expense), net	$3,376	$1,502	$1,874	125%
Other income (expense), net was $3.4 million for the year ended December 31, 2022, as compared to $1.5 million for the year ended December 31, 2021. The increase of $1.9 million, or 125%, was primarily driven by an increase in interest income due to increased cash and cash equivalents from our IPO in the year ended December 31, 2021, as well as increasing interest rates on our money market accounts, particularly in the second half of the year ended December 31, 2022.
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
•The exclusion of gain on sale of Design Manager, which is a one-time sale of our wholly owned subsidiary, as well as the related one-time expenses to sell the subsidiary which include primarily legal fees; and
•The exclusion of restructuring charges, which are expenses from non-recurring employee severance and benefits costs.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.
We define Adjusted EBITDA as our net loss, excluding: (1) depreciation and amortization; (2) stock-based compensation expense; (3) other income (expense), net; (4) provision for income taxes; (5) gain on sale of Design Manager; (6) one-time expenses related to the sale of Design Manager; and (7) restructuring charges. The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net loss	$(22,538)	$(20,963)	$(12,528)
Depreciation and amortization	2,710	3,112	6,023
Stock-based compensation expense	11,214	2,839	846
Other income, net	(3,376)	(1,502)	(989)
Provision for income taxes	37	21	11
Gain on sale of Design Manager	(9,684)	—	—
One-time expenses related to sale of Design Manger	307	—	—
Restructuring charges	660	—	—
Adjusted EBITDA (unaudited)	$(20,670)	$(16,493)	$(6,637)
Seasonality
We have historically experienced increased sales during the fourth quarter holiday shopping season compared to the other quarters. This has generally resulted in increased GMV and net revenue during the fourth quarter of each fiscal year. We expect this seasonality to continue in future years, unless there are unforeseen factors, for example, in the year ended December 31, 2022, we believe that macroeconomic factors negatively impacted us both directly and indirectly resulting in lower net revenue and GMV in the fourth quarter of 2022 vs the first quarter of 2022. As our growth rates fluctuate or other unforeseen factors arise, the impact of these seasonality trends on our results of operations may become more or less pronounced. Our cost of revenue and marketing expenses generally follow this trend, with the highest costs corresponding with the fourth quarter; however, similar to net revenue and GMV, cost of revenue and marketing were lower during the fourth quarter of 2022 vs other quarters due to macroeconomic factors, as well as our reduction in workforce in September 2022, which decreased salaries and benefits for the fourth quarter of 2022.

We enable fulfillment and shipping, but do not own or manage inventory. If our growth rates moderate, the impact of these seasonality trends on our results of operations may become more pronounced. We anticipate that gross margin may fluctuate from quarter to quarter based on variability in the costs associated with hosting our online marketplace and supporting order processing.
We intend to continue making strategic investments in marketing to drive future net revenue growth. We also intend to continue strategically investing in our technology development efforts to improve and expand our platform. We expect the majority of our technology development expenses will result from consulting and/or headcount-related expenses. We expect provision for transaction losses to vary based on fluctuations in GMV.
Liquidity and Capital Resources
As of December 31, 2022, we had cash and cash equivalents of $153.2 million and an accumulated deficit of $291.0 million. Net cash used in operating activities was $27.9 million in the year ended December 31, 2022. We expect operating losses and negative cash flows from operations to continue in the foreseeable future as we continue to strategically invest in growth activities. Our principal use of cash is to fund our operations and platform development to support our strategic initiatives.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash used in operating activities	$(27,914)	$(4,401)	$(3,443)
Net cash provided by (used in) investing activities	12,641	(2,269)	1,286
Net cash provided by financing activities	2,035	120,050	1,562
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(278)	(16)	(14)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(13,516)	$113,364	$(609)
Cash Flows from Operating Activities
Net cash used in operating activities was $27.9 million for the year ended December 31, 2022, as compared to net cash used in operating activities of $4.4 million for the year ended December 31, 2021. The increase in net cash used of $23.5 million was primarily driven by the decrease in net revenue and increase in operating expenses, including salaries and benefits, public company expenses, and one-time restructuring charges as described in the “Results of Operations” section. There were also negative changes in our operating assets and liabilities, including an $8.8 million change in payables due to sellers and a $10.3 million change in accounts payable and accrued expenses primarily due to the timing of payments.
Cash Flows from Investing Activities
Net cash provided by investing activities was $12.6 million for the year ended December 31, 2022, as compared to net cash used in investing activities of $2.3 million for the year ended December 31, 2021. The increase in cash provided by investing activities of $14.9 million was primarily due to the $14.6 million of proceeds from the sale of Design Manager.

Cash Flows from Financing Activities
Net cash provided by financing activities was $2.0 million for the year ended December 31, 2022, as compared to $120.1 million for the year ended December 31, 2021. The decrease in cash flows of $118.0 million is primarily due to the proceeds from issuance of common stock in our IPO in the year ended December 31, 2021, as well as a $0.7 million decrease in proceeds from the exercise of stock options.
Off-Balance Sheet Arrangements
For the periods presented, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements, for a description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows.
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
While our significant accounting policies are described in greater detail in Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements, we believe that the following policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
We generate revenue from seller marketplace services and other services. Seller marketplace services primarily consist of marketplace transactions, subscriptions, and listing fees. Other services primarily consist of advertising revenues generated from displaying ads on our online marketplace and software services revenue related to Design Manager, typically used by interior designers. Design Manager was sold on June 29, 2022; therefore, no related net revenue for software services was recognized after the sale date. Revenue is recognized as we transfer control of promised goods or services transfers to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We evaluate whether it is appropriate to recognize revenue on a gross or net basis based upon our evaluation of whether we obtain control of the specified goods or services by considering if we are primarily responsible for fulfillment of the promise, have inventory risk, or have latitude in establishing pricing and selecting suppliers, among other factors.
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives.
We capitalize costs related to internal-use software during the application development stage, including consulting costs and compensation expenses related to employees who devote time to the development projects. We record software development costs in property and equipment, net. Costs incurred in the preliminary stages of development activities and post implementation activities are expensed in the period incurred and are included in technology development in the consolidated statements of operations. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Once the project is available for general release, capitalization ceases, and asset amortization begins. Capitalized costs associated with internal-use software are amortized on a straight-line basis over their estimated useful life, which is generally three years, and are included in cost of revenue in the consolidated statements of operations.
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
Interest Rate Sensitivity
Interest rate risk relates to the loss we could incur in our cash portfolios due to a change in interest rates. We held cash and cash equivalents of $153.2 million as of December 31, 2022. We generally hold our cash for immediate operating needs in non-interest bearing checking accounts and the majority of the remaining cash and cash equivalents are held in interest bearing money market accounts. Due to the nature of our cash and cash equivalents, we would expect a hypothetical 100 basis point change in interest rates may result in an approximate $1.5 million change in our cash and cash equivalents. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.
Our principal use of cash and cash equivalents is to fund our operations and platform development to support our strategic initiatives and the remainder are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, Euros, and British pounds, depending on the currency selection of the seller. Our cost of revenue and operating expenses are primarily denominated in U.S. dollars. As our online marketplace continues to grow globally, our results of operations and cash flows may be subject to fluctuations due to the change in foreign exchange rates. To date, fluctuations due to changes in the Euro and British pound have not been significant, but we may experience material foreign exchange gains and losses in our statement of operations in the future. As of December 31, 2022, we would expect that a 10% increase or decrease in current exchange rates would not result in more than a $3.5 million change in revenue, a $1.5 million change in operating expenses, and a $0.5 million change in assets and liabilities.
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated by requiring upfront payment for many of our services and due to our diverse customer base, dispersed over various geographic regions and industrial sectors. For the years ended December 31, 2022 and 2021, no single customer accounted for more than 10% of our net revenue. We maintain provisions for potential credit losses and such losses to date have been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded.
Inflation Risk
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe certain metrics, including our GMV and net revenue, have been negatively impacted, both directly and indirectly, by macroeconomic factors, including inflation and as a result significant capital market and housing market volatility. Additionally, if our costs were to become subject to inflationary pressures, we might not be able to fully offset such higher costs through net revenue and GMV increases.

Our inability or failure to do so could harm our business, financial condition, and results of operations. We cannot assure you our business will not be affected in the future by inflation.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of 1stdibs.com, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of 1stdibs.com, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Adoption of Accounting Standard Update (ASU) No. 2016-02, Leases (Topic 842)
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases effective January 1, 2022 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).
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
New York, New York
March 3, 2023

1STDIBS.COM, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$153,209	$168,226
Restricted cash, current	1,500	—
Accounts receivable, net of allowance for doubtful accounts of $113 and $29 at December 31, 2022 and 2021, respectively	972	701
Prepaid expenses	3,506	3,951
Receivables from payment processors	2,476	2,142
Other current assets	800	867
Total current assets	162,463	175,887
Restricted cash, non-current	3,334	3,333
Property and equipment, net	3,685	4,459
Operating lease right-of-use assets	21,990	—
Goodwill	4,075	7,202
Intangible assets, net	3	1,164
Other assets	246	209
Total assets	$195,796	$192,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,905	$4,729
Payables due to sellers	7,185	10,225
Accrued expenses	10,761	13,745
Operating lease liabilities, current	2,770	—
Other current liabilities	2,429	3,512
Total current liabilities	26,050	32,211
Operating lease liabilities, non-current	21,678	—
Other liabilities	46	2,605
Total liabilities	47,774	34,816
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized as of December 31, 2022 and 2021; zero shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of December 31, 2022 and 2021; 39,260,193 and 38,000,086 shares issued as of December 31, 2022 and 2021, respectively; and 39,260,193 and 37,991,529 shares outstanding as of December 31, 2022 and 2021, respectively	393	380
Additional paid-in capital	439,005	425,769
Accumulated deficit	(291,020)	(268,482)
Accumulated other comprehensive loss	(356)	(229)
Total stockholders’ equity	148,022	157,438
Total liabilities and stockholders’ equity	$195,796	$192,254
See accompanying notes to the consolidated financial statements

1STDIBS.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net revenue	$96,849	$102,731	$81,863
Cost of revenue	29,670	32,167	25,948
Gross profit	67,179	70,564	55,915
Operating expenses:
Sales and marketing	44,776	47,414	36,526
Technology development	24,437	19,110	16,510
General and administrative	27,594	21,293	12,565
Provision for transaction losses	5,933	5,191	3,820
Gain on sale of Design Manager	(9,684)	—	—
Total operating expenses	93,056	93,008	69,421
Loss from operations	(25,877)	(22,444)	(13,506)
Other income (expense), net:
Interest income	1,606	146	194
Interest expense	(11)	(16)	(14)
Other, net	1,781	1,372	809
Total other income (expense), net	3,376	1,502	989
Net loss before income taxes	(22,501)	(20,942)	(12,517)
Provision for income taxes	(37)	(21)	(11)
Net loss	(22,538)	(20,963)	(12,528)
Accretion of redeemable convertible preferred stock to redemption value	—	(7,061)	(15,095)
Net loss attributable to common stockholders	$(22,538)	$(28,024)	$(27,623)
Net loss per share attributable to common stockholders—basic and diluted	$(0.59)	$(1.08)	$(2.50)
Weighted average common shares outstanding—basic and diluted	38,479,437	26,059,744	11,034,620
See accompanying notes to the consolidated financial statements.

1STDIBS.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(22,538)	$(20,963)	$(12,528)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax of $0 for the years ended December 31, 2022, 2021, and 2020	(127)	(27)	43
Comprehensive loss	$(22,665)	$(20,990)	$(12,485)
See accompanying notes to the consolidated financial statements.

1STDIBS.COM, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	19,243,795	$283,430	10,864,622	$109	$—	$(219,086)	$(245)	$(219,222)
Accretion of redeemable convertible preferred stock to redemption value	—	15,095	—		(2,851)	(12,244)	—	(15,095)
Exercise of stock options	—	—	511,426	5	2,005	—	—	2,010
Stock-based compensation	—	—	—	—	846	—	—	846
Foreign currency translation adjustment	—	—	—	—	—	—	43	43
Net loss	—	—	—	—		(12,528)	—	(12,528)
Balances as of December 31, 2020	19,243,795	$298,525	11,376,048	$114	$—	$(243,858)	$(202)	$(243,946)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(19,243,795)	$(305,586)	19,243,795	192	305,394	—	—	305,586
Issuance of common stock in connection with initial public offering, net of issuance costs of $14,762	—	—	6,612,500	66	117,422	—	—	117,488
Accretion of redeemable convertible preferred stock to redemption value	—	7,061	—	—	(3,400)	(3,661)	—	(7,061)
Issuance of common stock for acquisition of Design Manager	—	—	45,152	1	766	—	—	767
Issuance of common stock for exercise of stock options	—	—	677,569	7	2,722	—	—	2,729
Issuance of common stock for cashless exercise of warrants	—	—	35,665	—	—	—	—	—
Vested restricted stock units converted to common shares	—	—	800	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,865	—	—	2,865
Foreign currency translation adjustment	—	—	—	—	—	—	(27)	(27)
Net loss	—	—	—	—	—	(20,963)	—	(20,963)
Balances as of December 31, 2021	—	$—	37,991,529	$380	$425,769	$(268,482)	$(229)	$157,438
See accompanying notes to the consolidated financial statements

1STDIBS.COM, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	37,991,529	$380	$425,769	$(268,482)	$(229)	$157,438
Issuance of common stock for exercise of stock options	509,694	5	2,030	—	—	2,035
Vested restricted stock units converted to common shares	758,970	8	(8)	—	—	—
Stock-based compensation	—	—	11,214	—	—	11,214
Foreign currency translation adjustment	—	—	—	—	(127)	(127)
Net loss	—	—	—	(22,538)	—	(22,538)
Balances as of December 31, 2022	39,260,193	$393	$439,005	$(291,020)	$(356)	$148,022

See accompanying notes to the consolidated financial statements

1STDIBS.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(22,538)	$(20,963)	$(12,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,710	3,112	6,023
Stock-based compensation expense	11,214	2,839	846
Change in fair value of deferred acquisition consideration	—	427	134
Provision for transaction losses, returns and refunds	781	701	810
Amortization of costs to obtain revenue contracts	310	447	487
Amortization of operating lease right-of-use assets	2,541	—	—
Deferred rent	—	(194)	(2,837)
Gain on sale of Design Manager	(9,684)	—	—
Other, net	195	21	(11)
Changes in operating assets and liabilities:
Accounts receivable	(497)	52	(652)
Prepaid expenses and other current assets	31	(1,418)	179
Receivables from payment processors	(323)	910	553
Other assets	(615)	(145)	(163)
Accounts payable and accrued expenses	(5,206)	5,055	2,219
Payables due to sellers	(3,041)	5,732	1,592
Operating lease liabilities	(2,735)	—	—
Other current liabilities and other liabilities	(1,057)	(977)	(95)
Net cash used in operating activities	(27,914)	(4,401)	(3,443)
Cash flows from investing activities:
Development of internal-use software	(1,871)	(2,110)	(1,782)
Proceeds from repayment of notes receivable with related party	—	—	3,112
Purchases of property and equipment	(93)	(129)	(44)
Proceeds from sale of Design Manager	14,611	—	—
Other, net	(6)	(30)	—
Net cash provided by (used in) investing activities	12,641	(2,269)	1,286
Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	122,993	—
Proceeds from exercise of stock options	2,035	2,729	2,010
Payment of deferred acquisition consideration	—	(640)	—
Payment of deferred offering costs	—	(5,032)	(448)
Net cash provided by financing activities	2,035	120,050	1,562
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(278)	(16)	(14)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(13,516)	113,364	(609)
Cash, cash equivalents, and restricted cash at beginning of the period	171,559	58,195	58,804
Cash, cash equivalents, and restricted cash at end of the period	$158,043	$171,559	$58,195

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$26	$69	$11
Cash paid for interest	10	16	14

Supplemental disclosure of non-cash activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$7,061	$15,095
Conversion of redeemable convertible preferred stock in connection with initial public offering	—	305,586	872
Change in deferred offering costs included in accounts payable and accrued expenses	—	(872)	—
Issuance of common stock for Design Manager acquisition	—	767	—
See accompanying notes to the consolidated financial statements

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of the Business and Basis of Presentation
Nature of the Business
1stdibs.com, Inc. (“1stDibs” or the “Company”) is one of the world’s leading online marketplaces for connecting design lovers with many of the best sellers and makers of vintage & antique furniture, contemporary furniture, home décor, jewelry, watches, art, and fashion. The Company’s thoroughly vetted seller base, in-depth marketing content, and custom-built technology platform create trust in the Company’s brand and facilitate high-consideration purchases of luxury design products online. By disrupting the way these items are bought and sold, 1stDibs is both expanding access to, and growing the market for, luxury design products.
The Company was incorporated in the state of Delaware on March 10, 2000 and is headquartered in New York, NY.
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, 1stdibs.com, Ltd. and 1stdibs Design Manager, Inc. (“Design Manager”). The Company sold its equity interest in Design Manager on June 29, 2022, therefore, the consolidated statements of operations include activity relating to Design Manager through the sale date. The consolidated balance sheet as of December 31, 2022 no longer includes the assets, liabilities, and equity amounts associated with Design Manager. See Note 3 “Acquisitions & Disposals” for further details. All intercompany accounts and transactions have been eliminated in consolidation.
Certain immaterial amounts in the financial statements of the prior years have been reclassified to conform to the current year presentation for comparative purposes.
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
Prior to the IPO, deferred offering costs, which consisted of direct incremental legal, accounting, and other third-party fees relating to the IPO, were capitalized in other current assets in the consolidated balance sheets. Upon completion of the IPO, the $5.5 million of deferred offering costs were reclassified into additional paid-in capital and accounted for as a reduction of the IPO proceeds in the consolidated balance sheets.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, provision for transaction losses, determination of useful lives of property and equipment, valuation and useful lives of

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
intangible assets, impairment assessment of goodwill, capitalization of internal-use software and determination of useful lives, stock option valuations, the incremental borrowing rate associated with lease liabilities, income taxes, and the recognition and disclosure of contingent liabilities. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.
Foreign Currency and Currency Translation
The Company has determined that the functional currency for its foreign operation is the currency of the primary cash flow of the operation, which is generally the local currency in which the operation is located. All assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Income and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a translation adjustment, which is included in the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in foreign exchange gain (loss) in total other, net in the consolidated statements of operations.
Segment Information
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker. The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. The Company’s single reportable and operating segment contains one reporting unit, which consists of the Company’s online marketplace that enables commerce between sellers and buyers.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting. The Company measures the tangible and intangible identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree, and contingent consideration at fair value as of the acquisition date. Any excess purchase price over the fair value of net assets acquired is recorded as goodwill. Measurement period adjustments, if any, to the preliminary estimated fair value of the intangibles assets as of the acquisition date are recorded in goodwill. The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of acquisition.
Acquisition-related expenses represent expenses incurred by the Company to effect a business combination, including expenses such as finder’s fees and advisory, legal, accounting, valuation, and other professional or consulting fees, and are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred or the services are rendered.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents are placed with large financial institutions that management believes are of high credit quality. At times, the Company’s cash balances with individual banking institutions are in excess of federally insured limits. The Company has not experienced any credit losses related to its cash and cash equivalents balance. As of December 31, 2022 and 2021, the Company had no single customer that represented more than 10% of its net revenue.
Cash, Cash Equivalents, and Restricted Cash
The following represents the Company’s cash, cash equivalents, and restricted cash as of the periods presented:

	December 31,
	2022	2021	2020
Cash and cash equivalents	$153,209	$168,226	$54,862
Restricted cash, current	1,500	—	—
Restricted cash, non-current	3,334	3,333	3,333
Total cash, cash equivalents and restricted cash	$158,043	$171,559	$58,195
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company’s restricted cash relates to a $3.3 million letter of credit for its

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
office lease in New York, New York, as well as $1.5 million which is held in a joint escrow account for 12 months from the date of the sale of Design Manager. The carrying value of the restricted cash approximates fair value.
Accounts Receivable, net
The Company’s accounts receivable are recorded at amounts billed to sellers, generally for subscription revenue, and are presented net of an estimated allowance for doubtful accounts on the Company’s consolidated balance sheets. The Company’s accounts receivable do not bear interest and do not require collateral or other security to support related receivables. The allowance for doubtful accounts are estimated based on a number of factors, including age of the receivable, historical losses, and management’s assessment of the financial condition of sellers. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Losses are charged against the allowance when management believes the un-collectability of a receivable is confirmed and subsequent recoveries, if any, are credited to the allowance. Account balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for doubtful accounts are recorded as a component of provision for transaction losses in the consolidated statements of operations.
Receivables from Payment Processors and Payables Due to Sellers
Receivables from payment processors represent amounts received from buyers via third-party payment processors which will be deposited by the payment processors to 1stDibs’ bank accounts for payment to sellers and shipping carriers. The Company also collects sales tax from buyers on behalf of sellers in certain jurisdictions as a marketplace facilitator and remits these collected taxes directly to the tax authorities.
The portion of the cash and related receivable remaining after deducting the Company’s commission and processing fees represents the total payables due to third parties, which consists of payables due to sellers, payables due to shipping carriers in instances where 1stDibs’ shipping services are elected by sellers, and payables due to tax authorities. The Company establishes an allowance for seller refunds for amounts that sellers owe the Company after a return is processed. The allowance for seller refunds was $0.3 million and $0.2 million at December 31, 2022 and 2021, respectively and included in other current assets on the Company’s consolidated balance sheets.
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives.
The Company capitalizes costs related to internal-use software during the application development stage, including consulting costs and compensation expenses related to employees who devote time to the development projects. The Company records software development costs in property and equipment, net. Costs incurred in the preliminary stages of development activities and post implementation activities are expensed in the period incurred and are included in technology development in the consolidated statements of operations. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Once the project is available for general release, capitalization ceases, and asset amortization begins. Capitalized costs associated with internal-use software are amortized on a straight-line basis over their estimated useful life, which is generally three years, and are included in cost of revenue in the consolidated statements of operations.
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
When events occur or changes in circumstances require, the Company assesses the likelihood of recovering the cost of tangible long-lived assets based on its expectations of future profitability, undiscounted cash flows, and management’s plans with respect to operations to determine if the asset is impaired and subject to write-off. Measurement of any impairment loss is

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
based on the excess of the carrying value of the asset over the fair value. For the years ended December 31, 2022, 2021 and 2020, there were no impairment losses recorded.
Goodwill
Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s goodwill is evaluated at the entity level as it is determined there is one reporting unit, 1stDibs. Prior to the sale of Design Manager in June 2022, the Company’s goodwill was evaluated at the reporting unit level, based on the Company having two reporting units, 1stDibs and Design Manager.
The Company performs its annual goodwill impairment test as of October 1st or more frequently if events or changes in circumstances indicate that the goodwill may be impaired. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if the Company concludes otherwise, then it is required to perform a quantitative assessment for impairment.
The quantitative assessment involves comparing the estimated fair value of the reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is not impaired. If the book value of the reporting unit exceeds the fair value, an impairment loss is recognized in an amount equal to the excess, not to exceed the total amount of goodwill allocated to that reporting unit.
Based on the Company’s assessments, there were no impairment losses recorded during the years ended December 31, 2022, 2021 and 2020.
Intangible Assets
The Company’s intangible assets included customer relationships, trade names and associated trademarks, acquired and developed technology, and other intangibles such as patents and non-compete agreements obtained through business acquisitions. Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired, and reported net of accumulated amortization, separately from goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives as presented below:

Asset	Estimated Useful Life
Customer relationships	15 years
Trade names and associated trademarks	5-10 years
Acquired and developed technology	3 years
Other	3 years
When events or changes in circumstances indicate the carrying amount may not be recoverable, the Company reviews the assets for impairment. The Company measures recoverability by comparing the carrying amounts to the future undiscounted cash flows that the assets or asset groups are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. For the years ended December 31, 2022, 2021 and 2020, there were no impairment losses recorded.
During the year ended December 31, 2022, substantially all of the intangible assets, net were included in the sale of Design Manager; therefore, as of December 31, 2022, there are no intangible assets, net subject to amortization on the Company’s consolidated balance sheet.
Leases
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

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of future lease payments, net of lease incentives, discounted using an incremental borrowing rate, which is a management estimate based on the information available at the commencement date of a lease arrangement.
Lease expense is recognized as a single lease cost on a straight-line basis over the lease term. The lease term consists of non-cancelable periods and may include options, including those to extend or terminate, if it is reasonably certain they will be exercised. The Company accounts for lease and non-lease components related to operating leases as a single lease component. The Company has elected that costs associated with leases having an initial term of 12 months or less ("short-term leases") are recognized in the consolidated statement of operations on a straight-line basis over the lease term and are not recorded on the balance sheet. Variable lease expense is recognized as incurred and consists primarily of real estate taxes, utilities, and other office space related expenses.
Prior to adoption, during the fiscal years ended December 31, 2021 and prior, the Company accounted for leases under ASC 840, whereby rent expense associated with operating leases was recognized on a straight-line basis over the lease term.
Contingencies
The Company has certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability on the Company’s consolidated balance sheets. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable.
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
The carrying values of cash and cash equivalents, restricted cash, accounts receivable, net, prepaid expenses, receivables from payment processors, accounts payable, payables due to sellers, accrued expenses, and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.
There were no transfers between Level 1, Level 2 or Level 3 during the years ended December 31, 2022 and 2021.
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

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.
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
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period without consideration of potentially dilutive common stock. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders because potentially dilutive shares of common stock are not assumed to have been issued since their effect is anti-dilutive.
Revenue Recognition
The Company’s net revenue consists principally of seller marketplace services, advertisements, and prior to the sale of Design Manager, software services. Seller marketplace services primarily consist of marketplace transactions, subscriptions, and listing fees. Revenue is recognized as the Company transfers control of promised goods or services to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified goods or services by considering if it is primarily responsible for fulfillment of the promise, has inventory risk, has the latitude in establishing pricing and selecting suppliers, among other factors. The Company does not have any remaining performance obligations associated with contracts with terms greater than one year.
Seller Marketplace Services (Marketplace Transactions, Subscriptions, and Listings)
The Company charges sellers commission and processing fees for successful purchases through its online marketplace. For the items purchased through the 1stDibs online marketplace, the Company collects the gross merchandise value from the buyer, but the Company recognizes the associated revenue on a net basis, which equates to the commission and processing fees earned in exchange for the seller marketplace services. The commission fees range from 5% to 50% and processing fees are 3%, net of expected refunds. If a seller accepts a return or refund of an on-platform purchase, the related commission and processing fees are refunded to the seller. The Company records discounts provided to the end buyer, to whom the Company has no performance obligation, such as promotional discounts, in sales and marketing expense since the discounts are not related directly to the Company’s revenue source but rather used as a marketing tool, and the seller is not made aware of the discounts provided to the end buyer. The commission and processing fees are recognized net of estimated refunds when the corresponding transaction is confirmed by the buyer and seller. The Company does not take title to inventory sold or assume risk of loss at any point in time during the transaction and is authorized to collect consideration from the buyer and remit net consideration to the seller to facilitate the processing of the confirmed purchase transaction.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In January 2022, the Company launched new seller pricing tiers which allow sellers to choose the plan that best fits their business and includes choices of a higher monthly subscription fee and lower commission rates, as well as a subscription-free tier with higher commission rates. Depending on the tier chosen, sellers may pay annual subscription fees to access our online marketplace. The Company sells subscriptions to access the 1stDibs online marketplace, which allow sellers to promote and list items to be sold to buyers and execute successful purchase transactions with buyers for lower commission rates. Through the subscription, the sellers receive the benefit of marketplace activities for lower commission rates, including listing items for sale, completing sales transactions, and payments processing, which represents a single stand-ready performance obligation. The Company has determined that its customers are sellers on its online marketplace since sellers pay for the use of the platform to sell their inventory. The Company offers sellers annual subscriptions that are payable on a monthly basis and the subscription fee is recognized monthly. If during the annual subscription period a seller ceases to make its monthly payment, the Company is no longer obligated to provide the subscribed services and the seller can be terminated at the Company’s sole discretion.
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
Software Services
Through the Company’s former subsidiary, Design Manager, the Company offered subscriptions to access software typically used by interior designers. Subscriptions did not provide customers with the right to take possession of the software supporting the applications and, as a result, were accounted for as service contracts. The Company offered both monthly and annual subscriptions. For software services, the Company offered subscriptions to customers that were tailored to design firms as an end-to-end business solution for project management and accounting and entered into agreements with the customers through their acceptance of online terms of service, which specified the terms of services and fees, prior to the customers receiving access to the software platform. On June 29, 2022, the Company sold Design Manager and no revenue related to software services has been recognized since the sale date.
Contract Costs
The Company capitalizes commission costs that are incremental and directly related to the acquisition of seller agreements. Commissions are earned by the Company’s sales force when the seller’s listings are publicly visible and available for purchase on the 1stDibs online marketplace. Commission costs are capitalized when earned and are amortized as expense over an estimated seller relationship period of three years. The Company determined the estimated seller relationship period by taking into consideration the contractual term of the seller agreements, the seller’s lifetime expected value, and the fact that no additional commission is paid for renewed seller agreements.
As of December 31, 2022, the Company recorded, $0.5 million of costs to obtain revenue contracts of which $0.3 million was included in other current assets, and $0.2 million was included in other assets. As of December 31, 2021, the Company recorded $0.5 million of costs to obtain revenue contracts of which $0.3 million was included in other current assets, and $0.2 million was included in other assets. Amortization of costs to obtain revenue contracts totaled $0.3 million, $0.4 million, and $0.5 million for the years ended December 31, 2022, 2021, and 2020, respectively, and are included in sales and marketing in the Company’s consolidated statements of operations. The Company periodically reviews the costs to obtain revenue contracts to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these costs to obtain revenue contracts.
Contract Balances from Contracts with Customers
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. Contract liabilities consist of deferred revenue that is unearned related to setup fees charged to new sellers at the inception of service and advertising fees charged to advertisers for which advertisements have not been delivered. Prior to the sale of Design Manager deferred revenue also included software subscription fees. Deferred revenue for setup fees is recognized as revenue over the expected life of the seller relationship, which the Company determined to be three years.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred revenue for software and advertising fees is recognized as revenue in the periods in which services are provided. As of December 31, 2022 and 2021, deferred revenue was $0.2 million and $0.9 million, respectively. The current portion of deferred revenue was $0.1 million and $0.8 million as of December 31, 2022 and 2021, respectively, and are included in other current liabilities in the Company’s consolidated balance sheets. The non-current portion of deferred revenue was less than $0.1 million and $0.1 million as of December 31, 2022 and 2021, and are included in other liabilities in the Company’s consolidated balance sheets, respectively.
Cost of Revenue
Cost of revenue includes payment processor fees, hosting expenses, and resold software usage and services. No resold software usage and services expense has been recognized after the sale of Design Manager. Cost of revenue also includes expenses associated with payroll, employee benefits, stock-based compensation, other headcount-related expenses associated with personnel supporting revenue-related operations, amortization of internal-use software, and consulting costs.
In certain transactions where 1stDibs shipping and logistics services are elected by sellers, the Company enables shipping of items purchased from the seller to the buyer. Any difference between the amount collected for shipping and the amount charged by the shipping carrier is included in cost of revenue in the consolidated statements of operations.
Sales and Marketing
Sales and marketing expenses include payroll, employee benefits, stock-based compensation, other headcount-related expenses associated with sales and marketing personnel, advertising expense, consulting costs, and promotional discounts offered to new and existing buyers. Advertising expenses consist primarily of costs incurred promoting and marketing the Company’s online marketplace, such as costs associated with acquiring new users through performance-based marketing, social media, email, and events. Promotional discounts and incentives represent incentives solely to end buyers and, therefore, are not considered payments made to the Company’s customers. Buyers are not customers because access to the 1stDibs online marketplace is free for buyers and the Company has no performance obligations with respect to buyers.
The Company expenses all advertising expenses as incurred. During the years ended December 31, 2022, 2021, and 2020, the Company incurred advertising expenses of approximately $16.3 million, $21.2 million, and $15.1 million, respectively.
Technology Development
Technology development expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with engineering and product development personnel and consulting costs related to technology development. The Company expenses all technology development expenses as incurred. Expenses that meet the criteria for capitalization as internal-use software are capitalized to property and equipment, net on the consolidated balance sheets and amortized over their useful life. This amortization expense related to internal-use software is included in cost of revenue in the consolidated statements of operations.
General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation, other headcount-related expenses associated with finance, legal, facility and human resources related personnel, lease expense, business liability insurance, accounting, professional fees, and depreciation and amortization of property and equipment. The Company expenses all general and administrative expenses as incurred.
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
Restructuring Charges
In September 2022, the Company announced and implemented a restructuring plan to reduce operational costs and realign investment priorities involving the reduction of approximately 10% of the Company’s workforce. As a result of the reduction, the Company incurred approximately $0.7 million in non-recurring restructuring charges, consisting primarily of employee severance and benefits costs. As of December 31, 2022, the restructuring plan was completed and no additional significant

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amounts are expected to be recognized. The following table displays a rollforward of the charges to the accrued balance as of December 31, 2022.

(in thousands)	Restructuring Charges
Balance, December 31, 2021	$—
Restructuring charges	660
Cash payments	(596)
Balance, December 31, 2022	$64
The expense is included within the respective financial statement line items on the consolidated statement of operations as shown in the table below for the year ended December 31, 2022.

(in thousands)	Year Ended December 31, 2022
Cost of revenue	$58
Sales and marketing	333
Technology development	201
General and administrative	68
Total	$660

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

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company adopted this standard on January 1, 2022, which resulted in the Company recording $24.5 million of operating lease right-of-use assets, and $2.7 million and $24.4 million of operating lease liabilities, classified as current and non-current, respectively, on its balance sheet. The adoption did not have a material effect on the statement of operations. The Company utilized the modified retrospective adoption approach, whereby all prior periods continue to be reported under previous lease accounting guidance. The Company elected the package of practical expedients to not reassess prior conclusions related to lease identification, classification and initial direct costs, and did not elect the hindsight practical expedient which would have permitted the use of hindsight in determining the lease term and assessing impairment. See Note 9, "Leases" for further discussion on the Company's accounting for leases under ASC 842.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions with ASC 740, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. This guidance is effective for fiscal years and interim periods beginning after December 15, 2020 for public business entities and for fiscal years beginning after December 15, 2021 for all other entities. The Company adopted this standard on January 1, 2022, which did not have a material impact on the Company's consolidated financial statements.
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
3.Acquisitions & Disposals
Design Manager
On May 2, 2019, the Company acquired 100% of the outstanding equity of Franklin Potter Associates, Inc. and its subsidiary, doing business as Design Manager, for a total purchase consideration of $4.2 million. As a result, Design Manager became a wholly-owned subsidiary of the Company. On June 29, 2022, the Company sold 100% of its equity interest in Design Manager for a purchase price of $14.8 million. The Company received net cash proceeds of $14.6 million, of which $1.5 million will be held in a joint escrow account for 12 months from the date of the sale and is recorded as restricted cash, current in the Company’s consolidated balance sheet. Additionally, a net gain on the sale of $9.7 million was recognized during the year ended December 31, 2022, and is included in loss from operations on the consolidated statement of operations.
4.Revenue Recognition
The following table summarizes the Company’s net revenue by type of service for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Seller marketplace services	$94,333	$98,984	$78,811
Other services	2,516	3,747	3,052
Total net revenue	$96,849	$102,731	$81,863
The Company generates revenue from seller marketplace services and other services. Seller marketplace services primarily consist of marketplace transaction, subscription, and listing fees. Other services primarily consist of advertising revenues generated from displaying ads on the Company’s online marketplace and software services revenue related to Design Manager, typically used by interior designers. Design Manager was sold on June 29, 2022; therefore, no related net revenue for software services was recognized after the sale date.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract Balances from Contracts with Customers
The following table provides a rollforward of the deferred revenue amounts as follows (in thousands):

Balance as of December 31, 2020	$616
Billings	2,668
Revenue recognized	(2,340)
Balance as of December 31, 2021	$944
Billings	1,502
Net revenue recognized	(1,661)
Reduction resulting from the sale of Design Manager	(602)
Balance as of December 31, 2022	$183
The amount of revenue recognized during the year ended December 31, 2022 that was included in the deferred revenue balance at January 1, 2022 was $0.6 million.
5.Accounts Receivable, net
Accounts receivable, net was $1.0 million and $0.7 million at December 31, 2022 and 2021, respectively. The Company recorded an allowance for doubtful accounts of $0.1 million and less than $0.1 million as of December 31, 2022 and 2021, respectively.
Changes in the allowance for doubtful accounts for the periods presented were as follows (in thousands):

Balance as of January 1, 2021	$51
Provisions charged to operating results	124
Account write-offs	(146)
Balance as of December 31, 2021	$29
Provisions charged to operating results	206
Account write-offs	(122)
Balance as of December 31, 2022	$113
6.Property and Equipment, net
As of December 31, 2022 and 2021, property and equipment, net consisted of the following:

	December 31,
(in thousands)	2022	2021
Internal-use software	$18,418	$16,346
Leasehold improvements	3,594	3,591
Furniture and fixtures	1,114	1,107
Computer equipment and software	851	882
Construction in progress	562	1,047
Total property and equipment, gross	24,539	22,973
Less: accumulated depreciation and amortization	(20,854)	(18,514)
Total property and equipment, net	$3,685	$4,459
As of December 31, 2022 and 2021, the net book value of internal-use software was $3.0 million and $3.2 million, respectively. Depreciation and amortization expense related to the Company’s property and equipment totaled $2.6 million, $2.9 million, and $5.8 million, for the years ended December 31, 2022, 2021, and 2020, respectively, which included amortization expense for internal-use software of $2.5 million, $2.8 million, and $4.3 million, respectively.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.Goodwill and Intangible Assets
Goodwill
The changes in the carrying balance of goodwill for the periods presented were as follows (in thousands):

Balance as of January 1, 2021	$7,212
Foreign currency translation adjustment	(10)
Balance as of December 31, 2021	$7,202
Reduction resulting from the sale of Design Manager	(3,036)
Foreign currency translation adjustment	(91)
Balance as of December 31, 2022	$4,075
Intangible Assets, net
On June 29, 2022, the Company sold 100% of its equity interest in Design Manager, including the majority of the Company’s intangible assets. See Note 3, “Acquisitions & Disposals” for further discussion of the sale. As a result of the sale, the Company's had a remaining gross carrying amount of $6.7 million and accumulated amortization of $6.7 million relating to intangible assets subject to amortization as of December 31, 2022, as well as an immaterial amount of intangible assets classified as indefinite-lived that were not subject to amortization. Intangible assets consisted of the following as of December 31, 2021:

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
Total amortization expense for intangible assets was $0.1 million, $0.2 million, and $0.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.
8.Accrued Expenses
As of December 31, 2022 and 2021, accrued expenses consisted of the following:

	December 31,
(in thousands)	2022	2021
Shipping	$3,597	$6,669
Salaries & benefits	1,862	2,174
Sales & use tax payable	1,378	1,721
Allowance for transaction losses	1,327	1,127
Payment processor fees	970	1,052
Allowance for e-commerce returns	438	415
Other	1,189	587
Total accrued expenses	$10,761	$13,745

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Leases
The Company’s operating lease arrangements are principally for office space in its New York City headquarters. As of December 31, 2022, the Company had $22.0 million of operating lease right-of-use assets, $2.8 million and $21.7 million of current and non-current operating lease liabilities, respectively, and no finance leases on its consolidated balance sheet. These operating lease arrangements included in the measurement of lease liabilities had a weighted-average remaining lease term of 7.0 years, a weighted-average discount rate of 5.9%, and do not reflect options to extend or terminate, as management does not consider the exercise of these options to be reasonably certain. During the year ended December 31, 2022, the Company paid $4.2 million, for amounts included in the measurement of lease liabilities. The Company did not enter into any new lease arrangements during the year ended December 31, 2022.
During the year ended December 31, 2022, the Company recognized $5.2 million of lease expense. During the year ended December 31, 2021, rent expense, including associated common area maintenance charges, was $4.1 million.

December 31,
(in thousands)	2022
Operating lease expense	$3,988
Short-term lease expense	111
Variable lease expense	1,058
Total lease expense	$5,157
As of December 31, 2022, the total remaining operating lease payments included in the measurement of lease liabilities was as follows (in thousands):

Fiscal Year Ending December 31,	Operating Lease Payments
2023	$4,079
2024	4,114
2025	4,292
2026	4,292
2027	4,292
Thereafter	8,583
Total operating lease payments	29,652
Less: imputed interest	(5,204)
Total lease liabilities	$24,448
10.Other Current Liabilities
As of December 31, 2022 and 2021, other current liabilities consisted of the following:

	December 31,
(in thousands)	2022	2021
Sales and use tax contingencies	1,863	1,922
Buyer deposits	318	595
Deferred revenue	140	801
Other	108	$194
Total other current liabilities	$2,429	$3,512

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.Other Liabilities
As of December 31, 2022 and 2021, other liabilities consisted of the following:

	December 31,
(in thousands)	2022	2021
Deferred rent	$—	$2,458
Deferred revenue	43	143
Other	3	4
Total other liabilities	$46	$2,605
12.Equity
As of December 31, 2022 and 2021, the Company had reserved shares of common stock for issuance in connection with the following:

	December 31,
	2022	2021
Options to purchase common stock	4,034,287	3,949,943
Restricted stock units	2,807,981	309,530
Shares available for future grant under the 2021 Plan	3,151,824	5,103,772
Shares available for future grant under the ESPP	1,179,902	800,000
Total	11,173,994	10,163,245
Preferred Stock
Effective June 14, 2021, in connection with the closing of the Company’s IPO, the Company’s Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share, in one or more series. The Company's Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. As of December 31, 2022 and 2021, no shares of preferred stock were issued or outstanding.
Common Stock
As of December 31, 2022 and 2021, the Company had authorized 400,000,000 shares of voting common stock, $0.01 par value per share. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Board of Directors out of legally available funds. If there is a liquidation, dissolution, or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock. The rights, preferences, and privileges of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.
13.Stock-based compensation
2011 Option Plan
The Company adopted the 2011 Stock Option and Grant Plan (the “2011 Plan”) on September 2, 2011 and amended and restated the plan on December 14, 2011. The 2011 Plan provided for the Company to grant incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”), restricted stock awards, and other stock-based awards to its employees, directors, officers, outside advisors, and non-employee consultants. At the time of grant, the options issued to new employees pursuant to the 2011 Plan expire ten years from the date of grant and generally vest over four years, with 25% vesting on the first anniversary and the balance vesting ratably over the remaining 36 months. Additional options issued to current employees, current outside advisors, and non-employee consultants pursuant to the 2011 Plan expire ten years from the date of grant and generally vest ratably over 48 months.
The 2011 Plan is administered by the Company’s board of directors or, at the discretion of the Company’s board of directors, by a committee thereof. The exercise prices, vesting, and other restrictions are determined at the discretion of the

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
2021 Stock Incentive Plan
In May 2021, the Company's board of directors adopted, and its stockholders approved, the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective upon the SEC declaring the Company’s IPO registration statement effective. The 2021 Plan provides for the grant of ISOs, NSOs, restricted share awards, stock unit awards (“RSUs”), stock appreciation rights, cash-based awards, and performance-based stock awards, or collectively, stock awards. ISOs may be granted only to the Company’s employees, including officers, and the employees of its parent or subsidiaries. All other stock awards may be granted to the Company’s employees, officers, non-employee directors, and consultants and the employees and consultants of its parent, subsidiaries, and affiliates. Vesting shall occur, in full or in installments, upon satisfaction of the conditions specified in the Restricted Share Award Agreement. The requisite service period for RSUs to vest is generally over four years from the grant date, with 25% vesting on the first anniversary and the balance vesting ratably on a quarterly basis over the remaining vesting period. Additional RSUs, generally granted to current employees, vest ratably on a quarterly basis over the four years beginning on the three month anniversary from the grant date.
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
As of December 31, 2022, 3,151,824 shares were available for future grants of the Company’s common stock.
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black Scholes option-pricing model to determine the grant-date fair value:

	Year Ended December 31,
	2022	2021	2020
Expected term in years	6.0	6.0	6.1
Expected stock price volatility	64.6%	67.5%	46.7%
Risk-free interest rate	2.3%	1.1%	0.5%
Expected dividend yield	—	—	—

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	3,949,943	$6.46	6.9	$24,543
Granted	1,040,000	7.39
Exercised	(509,694)	3.98
Cancelled/Forfeited	(445,962)	7.54
Outstanding as of December 31, 2022	4,034,287	$6.90	6.9	$1,625
Options exercisable as of December 31, 2022	2,350,049	$5.72	5.5	$1,577
Options vested and expected to vest as of December 31, 2022	4,034,287	$6.90	6.9	$1,625
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.
The aggregate intrinsic value of stock options exercised was $1.3 million, $4.8 million, and $1.8 million during the years ended December 31, 2022, 2021, and 2020 respectively. The weighted-average grant-date fair value per share of stock options granted was $4.43, $6.20, and $2.10 during the years ended December 31, 2022, 2021, and 2020, respectively.
The total fair value of stock options vested was $3.5 million, $1.5 million, and $1.0 million during the years ended December 31, 2022, 2021, and 2020, respectively.
The stock options granted during the year ended December 31, 2021 included 615,997 stock options granted to executive officers that include a performance condition related to a sale event or initial public offering occurring before December 31, 2021 in addition to the standard service condition. These options will vest over four years, with approximately 21% vesting on January 1, 2022, and the balance vesting ratably over the remaining 38 months. During each of the years ended December 31, 2022 and 2021, $0.7 million of stock-based compensation expense was recognized for options having a performance condition.
Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock units:

	Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2021	309,530	$15.30
Granted	3,729,585	7.51
Vested	(758,970)	8.79
Cancelled/Forfeited	(472,164)	8.55
Outstanding as of December 31, 2022	2,807,981	$7.85
The estimated weighted-average grant date fair value of restricted stock units granted was $7.51 and $15.32 per share for the years ended December 31, 2022 and 2021, respectively. The total grant date fair value of restricted stock units vested was $6.7 million and less than $0.1 million for the years ended December 31, 2022 and 2021, respectively.
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

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(as adjusted for stock splits, stock dividends, combinations, and the like) or (iii) a lesser amount determined by the Compensation Committee or the Company’s board of directors.
During regularly scheduled “offerings” under the ESPP, participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation, or such lower limit as may be determined by the Compensation Committee from time to time. Participants will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering. Participation in the ESPP will end automatically on termination of employment. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date, whichever is less. The fair market value of the Company’s common stock for this purpose will generally be the closing price on Nasdaq (or such other exchange as the Company’s common stock may be traded at the relevant time) for the date in question, or if such date is not a trading day, for the last trading day before the date in question. As of December 31, 2022, an initial offering period has not commenced, and for the year ended December 31, 2022, no shares of common stock were purchased under the ESPP.
Stock-Based Compensation
The following table below summarizes the classification of the Company’s stock-based compensation in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$574	$81	$23
Sales and marketing	2,522	559	303
Technology development	4,118	707	230
General and administrative	4,000	1,492	290
Total stock-based compensation	$11,214	$2,839	$846
As of December 31, 2022, total unrecognized compensation expense related to unvested stock-based awards was $28.6 million, which is expected to be recognized over a weighted-average period of 2.9 years.
14.Income Taxes
Net (loss) income before income taxes for the years ended December 31, 2022, 2021, and 2020 was as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
United States	$(22,651)	$(20,986)	$(12,468)
Foreign	150	44	(49)
Total	$(22,501)	$(20,942)	$(12,517)

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2022, 2021, and 2020, the provision for income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current
U.S. Federal	$—	$—	$1
State	37	21	10
Foreign	—	—	—
Total current expense	37	21	11
Deferred
U.S. Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred expense	—	—	—
Total provision for income taxes	$37	$21	$11
The reconciliation of the U.S. federal statutory rate to the Company’s effective rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Income tax benefit using U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.0	4.7	9.0
Nondeductible expenses	(0.3)	(0.1)	(1.1)
Tax law change	—	0.2	0.5
Research credits	0.1	1.0	1.1
Sale of Design Manager	(2.2)	—	—
Stock-based compensation	(0.3)	0.4	(0.9)
Change in the valuation allowance	(23.5)	(27.2)	(30.2)
Other	—	(0.1)	0.5
Income tax benefit (provision), net	(0.2)%	(0.1)%	(0.1)%

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The significant components of the Company’s deferred income tax assets and liabilities at December 31, 2022 and 2021 were comprised of the following:

	Year Ended December 31,
(in thousands)	2022	2021
Deferred tax assets
Net operating losses	$32,508	$32,734
Research credits	3,065	3,047
Property and equipment	422	488
Intangible assets and goodwill	1,293	1,496
Capitalized research and development expense	4,750	—
Operating lease liabilities	6,204	—
Other	3,180	3,297
Total deferred tax assets	51,422	41,062
Valuation allowance	(44,951)	(39,725)
Net deferred tax assets	$6,471	$1,337
Deferred tax liabilities
Intangible assets and goodwill	—	(291)
Capitalized internal-use software	(754)	(815)
Right-of-use assets	(5,580)	—
Other	(137)	(231)
Total deferred tax liabilities	(6,471)	(1,337)
Net deferred tax liabilities	$—	$—
A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company considered the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that the benefits of these deductible differences will not be fully realizable at December 31, 2022 and 2021. Accordingly, the Company has applied a valuation allowance against its net deferred tax assets. The net change in the total valuation allowance for the years ended December 31, 2022 and 2021 was an increase of approximately $5.2 million and $5.7 million, respectively.
The activity in the Company’s deferred tax asset valuation allowance for the years ended December 31, 2022 and 2021, was as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Valuation allowance at beginning of year	$39,725	$34,039
Increases recorded to income tax provision	5,226	5,686
Valuation allowance at end of year	$44,951	$39,725
At December 31, 2022, the Company had approximately $116.2 million and $118.8 million of federal and state net operating loss (“NOL”) carryforwards, respectively. Approximately $56.1 million of the federal NOL and $81.2 million of the state NOL was generated prior to the 2018 tax year. As a result, these net operating loss carryforwards will expire, if not utilized, between 2031 and 2037 for federal and state income tax purposes. In response to the market volatility and instability resulting from the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020. The CARES Act lifts certain deduction limitations originally imposed by the TCJA that was enacted in the U.S. in December 2017. The CARES Act allows for a five-year carryback of federal NOLs generated in 2018 through 2020 and eliminates the 80% taxable income limitation by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018 through 2020. Furthermore, the post 2017 NOLs are subject to an indefinite carryforward period; therefore, $60.1 million of federal NOLs generated after 2017 may be carried forward indefinitely. As it pertains to the

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
approximately $37.6 million of state NOLs generated after 2017, not all states have conformed to the Act; therefore, the NOL expiration will vary based on the state. The Company also has federal and state tax credits of $4.1 million and less than $0.1 million, which begin to expire in 2031.
The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“IRC”), a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company is in the process of completing a formal study to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred. Based on the analysis to date, any limitation from any ownership change will not result in any of the NOLs or tax credits expiring unutilized.
The Tax Cuts and Jobs Act of 2017 (“TCJA”) requires taxpayers to capitalize and amortize research and development costs pursuant to IRC Section 174. This requirement was effective for the Company beginning on January 1, 2022.
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
As of each December 31, 2022 and 2021, the Company had liabilities for uncertain tax positions of $1.0 million, which, if recognized, would not impact the Company’s tax provision and effective income tax rate due to a full valuation allowance. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2022 and 2021, the Company had not accrued interest or penalties related to uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Gross tax contingencies as of beginning of year	$1,016	$1,007
Increases in gross tax contingencies	6	9
Gross tax contingencies as of end of year	$1,022	$1,016
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
The Company’s income tax returns for December 31, 2015 through December 31, 2022 for their foreign subsidiary remain subject to examination by tax authorities in the United Kingdom.
During the year ended December 31, 2021, the Finance Act 2021 (the “Act”) was enacted in the United Kingdom. The Act increases the corporate income tax rate from 19% to 25% effective April 1, 2023 and enhances the first-year capital allowance on qualifying new plant and machinery assets effective April 1, 2021. The effects on the Company’s existing deferred tax

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
balances have been recorded and is offset by the valuation allowance maintained against the Company’s U.K. net deferred tax assets.
15.Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2022	2021	2020
Numerator:
Net loss	$(22,538)	$(20,963)	$(12,528)
Accretion of redeemable convertible preferred stock to redemption value	—	(7,061)	(15,095)
Net loss attributable to common stockholders	$(22,538)	$(28,024)	$(27,623)
Denominator:
Weighted average common shares outstanding—basic and diluted	38,479,437	26,059,744	11,034,620
Net loss per share attributable to common stockholders—basic and diluted	$(0.59)	$(1.08)	$(2.50)
The Company’s potentially dilutive securities, which include outstanding stock options and restricted stock units, and in prior years redeemable convertible preferred stock, and warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share from each period as including them would have had an anti-dilutive effect. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares for each period presented:

	Year Ended December 31,
	2022	2021	2020
Options to purchase common stock	4,034,287	3,949,943	3,170,321
Restricted stock units	2,807,981	309,530	—
Common stock warrants to purchase common stock	—	—	44,222
Redeemable convertible preferred stock (as converted to common stock)	—	—	19,243,795
Total	6,842,268	4,259,473	22,458,338
16.Commitments and Contingencies
Contractual Obligations
The Company has $32.9 million of non-cancelable contractual commitments as of December 31, 2022, primarily related to it operating lease agreement for its corporate headquarters in New York, NY, as well as other software and support services. For those agreements with variable terms, the Company does not estimate what the total obligation may be beyond any minimum obligations. The following table represents the Company’s commitments under its purchase obligations as of December 31, 2022 (in thousands):

Fiscal Year Ending December 31,	Lease Obligations	Other Obligations	Total Obligations
2023	$4,079	$1,437	$5,516
2024	4,114	1,291	5,405
2025	4,292	506	4,798
2026	4,292	33	4,325
2027	4,292	—	4,292
Thereafter	8,583	—	8,583
Total	$29,652	$3,267	$32,919

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Legal Proceedings
The Company is subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where the Company believes a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible. The Company does not believe that it is a party to any pending legal proceedings that are likely to have a material adverse effect on its business, financial condition or results of operations for the years ended December 31, 2022 and 2021.
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
The Company began collecting sales tax in relevant jurisdictions in 2019. The Company recognized liabilities for contingencies related to state sales and use tax deemed probable and estimable totaling $1.9 million as of each December 31, 2022 and 2021, which are included in other current liabilities in the Company’s consolidated balance sheets.
17. 401(K) Savings Plans
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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.
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
Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Additionally, our auditors are not required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 as we are considered an “emerging growth company” as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
Our Board of Directors has adopted a Code of Conduct applicable to all officers, directors, and employees, which is available on our website (investors.1stdibs.com) under “Governance—Documents & Charters.” We intend to make all required disclosures regarding any amendments to, or waivers from, any provisions of the code at the same location of our website.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
Item 12.    Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
Item 13.    Certain Relationships and Related Party Transactions
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 filed with the registrant’s Current Report on Form 8-K filed June 14, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 filed with the registrant’s Current Report on Form 8-K filed March 1, 2023).
4.1
Specimen Common Stock Certificate of the Registrant (incorporated by reference from Exhibit 4.1 to the registrant’s registration statement on Form S-1 (File No. 333-256188), as declared effective by the SEC on June 9, 2021 (the “Form S-1”)).

4.2	Description of Capital Stock (incorporated by reference from Exhibit 4.2 to the registrant’s Annual Report on Form 10-K filed March 3, 2022).
10.1	Indenture of Lease Agreement by and between the Registrant and JSM Associates I LLC, dated as of October 8, 2013 (incorporated by reference from Exhibit 10.1 to the Form S-1).
10.2
Sixth Amended and Restated Registration Agreement, dated as of February 7, 2019, by and among the Registrant, the Persons listed on the Schedule of Investors attached thereto, David S. Rosenblatt, and the Persons listed on the Schedule of Other Stockholders attached thereto (incorporated by reference from Exhibit 10.2 to the Form S-1).

10.3	Form of Indemnification Agreement between the Registrant and its directors and officers (incorporated by reference from Exhibit 10.3 to the Form S-1).
10.4+	2011 Stock Option and Grant Plan, as amended, and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice (incorporated by reference from Exhibit 10.4 to the Form S-1).
10.5+
2021 Stock Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice, Restricted Stock Unit Agreement, and Restricted Stock Agreement thereunder (incorporated by reference from Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed March 3, 2022).

10.6+	2021 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed March 3, 2022).
10.7+	Offer Letter from the Registrant to Matthew Rubinger, dated July 30, 2021 (incorporated by reference from Exhibit 10.7 to the registrant’s Annual Report on Form 10-K filed March 3, 2021).
10.8+	Offer Letter from the Registrant to David S. Rosenblatt, dated February 5, 2021(incorporated by reference from Exhibit 10.7 to the Form S-1).
10.9+	Offer Letter from the Registrant to Thomas Etergino, dated February 25, 2022 (incorporated by reference from Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K filed March 1, 2022).
10.10+	Offer Letter from the Registrant to Ross A. Paul, dated February 5, 2021 (incorporated by reference from Exhibit 10.9 to the Form S-1).
10.11+	Form of Executive Bonus Plan (incorporated by reference from Exhibit 10.10 to the Form S-1).
10.12+	1stdibs.com, Inc. Executive Severance Plan (incorporated by reference from Exhibit 10.11 to the Form S-1).
10.13+
Amended and Restated Non-Employee Director Compensation Policy of the Board of Directors of 1stdibs.com, Inc. (incorporated by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 11, 2022).

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
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, New York, on March 3, 2023.

1STDIBS.COM, INC.

/s/ Thomas Etergino
Thomas Etergino
Chief Financial Officer
(Principal Financial Officer)
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David S. Rosenblatt and Thomas Etergino and each of them, his or her true and lawful attorneys‑in‑fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys‑in‑fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David S. Rosenblatt	Chief Executive Officer and Director	March 3, 2023
David S. Rosenblatt	(Principal Executive Officer)

/s/ Thomas Etergino	Chief Financial Officer	March 3, 2023
Thomas Etergino	(Principal Financial and Accounting Officer)

/s/ Matthew R. Cohler	Director	March 3, 2023
Matthew R. Cohler

/s/ Lori A. Hickok	Director	March 3, 2023
Lori A. Hickok

/s/ Andrew G. Robb	Director	March 3, 2023
Andrew G. Robb

/s/ Brian J. Schipper	Director	March 3, 2023
Brian J. Schipper

/s/ Paula J. Volent	Director	March 3, 2023
Paula J. Volent