Form 10-Q
period 2023-03-31
1stdibs.com, Inc.
filed 2023-05-11
CIK 1600641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of April 28, 2023, the registrant had 39,509,346 shares of common stock, $0.01 par value per share outstanding.

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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
1STDIBS.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$87,791	$153,209
Short-term investments	62,688	—
Restricted cash, current	1,500	1,500
Accounts receivable, net of allowance for doubtful accounts of $115 and $113 at March 31, 2023 and December 31, 2022, respectively	869	972
Prepaid expenses	1,945	3,506
Receivables from payment processors	2,726	2,476
Other current assets	1,017	800
Total current assets	158,536	162,463
Restricted cash, non-current	3,335	3,334
Property and equipment, net	3,177	3,685
Operating lease right-of-use assets	21,361	21,990
Goodwill	4,093	4,075
Other assets	249	249
Total assets	$190,751	$195,796
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,810	$2,905
Payables due to sellers	7,050	7,185
Accrued expenses	10,889	10,761
Operating lease liabilities, current	2,810	2,770
Other current liabilities	3,162	2,429
Total current liabilities	26,721	26,050
Operating lease liabilities, non-current	20,960	21,678
Other liabilities	30	46
Total liabilities	47,711	47,774
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; zero shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 39,509,346 and 39,260,193 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	395	393
Additional paid-in capital	442,170	439,005
Accumulated deficit	(299,153)	(291,020)
Accumulated other comprehensive loss	(372)	(356)
Total stockholders’ equity	143,040	148,022
Total liabilities and stockholders’ equity	$190,751	$195,796
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenue	$22,178	$26,587
Cost of revenue	7,307	7,677
Gross profit	14,871	18,910
Operating expenses:
Sales and marketing	9,805	11,799
Technology development	5,795	5,761
General and administrative	8,088	6,407
Provision for transaction losses	1,364	1,674
Total operating expenses	25,052	25,641
Loss from operations	(10,181)	(6,731)
Other income (expense), net:
Interest income	1,531	54
Interest expense	—	(4)
Other, net	517	321
Total other income (expense), net	2,048	371
Net loss before income taxes	(8,133)	(6,360)
Provision for income taxes	—	—
Net loss	$(8,133)	$(6,360)
Net loss per share—basic and diluted	$(0.21)	$(0.17)
Weighted average common shares outstanding—basic and diluted	39,330,542	38,030,293
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(8,133)	$(6,360)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax of $0 for each of the three months ended March 31, 2023 and 2022	19	(49)
Unrealized (losses) gains on short-term investments, net of tax of $0 for each of the three months ended March 31, 2023 and 2022	(35)	—
Comprehensive loss	$(8,149)	$(6,409)
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2022	39,260,193	$393	$439,005	$(291,020)	$(356)	$148,022
Issuance of common stock for exercise of stock options	7,978	—	31	—	—	31
Vested restricted stock units converted to common shares	241,175	2	(2)	—	—	—
Stock-based compensation	—	—	3,136	—	—	3,136
Other comprehensive loss	—	—	—	—	(16)	(16)
Net loss	—	—	—	(8,133)	—	(8,133)
Balances as of March 31, 2023	39,509,346	$395	$442,170	$(299,153)	$(372)	$143,040

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	37,991,529	$380	$425,769	$(268,482)	$(229)	$157,438
Issuance of common stock for exercise of stock options	49,224	—	220	—	—	220
Vested restricted stock units converted to common shares	776	—	—	—	—	—
Stock-based compensation	—	—	1,345	—	—	1,345
Other comprehensive loss	—	—	—	—	(49)	(49)
Net loss	—	—	—	(6,360)	—	(6,360)
Balances as of March 31, 2022	38,041,529	$380	$427,334	$(274,842)	$(278)	$152,594

See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,133)	$(6,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	939	718
Stock-based compensation expense	3,106	1,345
Provision for transaction losses, returns and refunds	346	278
Amortization of costs to obtain revenue contracts	79	78
Amortization of operating lease right-of-use assets	629	623
Amortization of (discounts) premiums, net on short-term investments	(354)	—
Other, net	(112)	76
Changes in operating assets and liabilities:
Accounts receivable	29	59
Prepaid expenses and other current assets	1,269	905
Receivables from payment processors	(250)	(1,114)
Other assets	(181)	(235)
Accounts payable and accrued expenses	(71)	(691)
Payables due to sellers	(134)	(1,316)
Operating lease liabilities	(678)	(672)
Other current liabilities and other liabilities	715	81
Net cash used in operating activities	(2,801)	(6,225)
Cash flows from investing activities:
Purchases of short-term investments	(62,370)	—
Development of internal-use software	(370)	(741)
Purchases of property and equipment	(20)	(19)
Other, net	—	(14)
Net cash used in investing activities	(62,760)	(774)
Cash flows from financing activities:
Proceeds from exercise of stock options	31	220
Net cash provided by financing activities	31	220
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	113	(89)
Net decrease in cash, cash equivalents, and restricted cash	(65,417)	(6,868)
Cash, cash equivalents, and restricted cash at beginning of the period	158,043	171,559
Cash, cash equivalents, and restricted cash at end of the period	$92,626	$164,691
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$16
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
Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, 1stdibs.com, Ltd. and 1stdibs Design Manager, Inc. (“Design Manager”). The Company sold its equity interest in Design Manager on June 29, 2022, therefore, the condensed consolidated statement of operations for the three months ended March 31, 2022 includes activity relating to Design Manager. The condensed consolidated balance sheet as of March 31, 2023 no longer includes the assets, liabilities, and equity amounts associated with Design Manager. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2023.
The condensed consolidated balance sheet as of December 31, 2022, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2023.
There have been no material changes to the Company's significant accounting policies as described in the Form 10-K except for the short-term investments discussed below. Certain immaterial amounts in the financial statements of the prior years have been reclassified to conform to the current year presentation for comparative purposes.
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
Cash, Cash Equivalents, and Restricted Cash
The following represents the Company’s cash, cash equivalents, and restricted cash as of the periods presented:

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	March 31, 2023	March 31, 2022
Cash and cash equivalents	$87,791	$161,357
Restricted cash, current	1,500	—
Restricted cash, non-current	3,335	3,334
Total cash, cash equivalents, and restricted cash	$92,626	$164,691
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. During the three months ended March 31, 2023, the Company purchased $11.9 million of available-for-sale securities classified as cash equivalents. The Company’s restricted cash relates to a $3.3 million Letter of Credit for its office lease in New York, New York which is included in other assets, as well as $1.5 million which is held in a joint escrow account for 12 months from June 29, 2022, the date of the sale of Design Manager and is recorded in other current assets. The carrying value of the restricted cash approximates fair value.
Short-term Investments
Short-term investments designated as available-for-sale securities are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. Investments with original maturities greater than 90 days and less than one year are classified within short-term investments on the Company’s condensed consolidated balance sheets. Investments with original maturities greater than one year would be classified within long-term investments.
Unrealized gains and losses of available-for-sale securities are excluded from earnings and are reported as a component of Other comprehensive income (loss) until the security is sold, has matured, or the Company determines that the fair value of the security has declined below its adjusted cost basis and the decline is not due to a credit loss. Realized gains and losses on short-term investments are calculated based on the specific identification method and would be reclassified from accumulated other comprehensive loss to other, net in the Company’s condensed consolidated statement of operations.
Short-term investments are evaluated for impairment quarterly. The Company considers various factors in determining whether it should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity and reason for the decline in value, and the Company’s intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If the Company concluded that an investment is impaired or a portion of the unrealized loss is a result of a credit loss, it recognizes the charge at that time in the condensed consolidated statements of operations. Determining whether the decline in fair value is due to a credit loss requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which sets forth a "current expected credit loss" ("CECL") model. This model replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that will require the reflection of expected credit losses and will also require consideration of a broader range of reasonable and supportable information to determine credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. For most financial instruments, the standard will require the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which will generally result in the earlier recognition of credit losses on financial instruments.
The Company adopted this standard effective January 1, 2023 under a modified retrospective basis and considers forward-looking information to estimate expected credit losses for accounts receivable in addition to its previous policy of determining the allowance by a number of factors, including age of the receivable, current economic conditions, historical losses, and management’s assessment and judgement of the seller. The Company’s portfolio of available-for-sale debt securities is also required to incorporate forward-looking information to determine any credit losses. This risk is mitigated by the high quality nature of the investments. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors including their credit rating, and current economic conditions. As of March 31, 2023, the Company did not recognize any credit losses related

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
to available-for-sale debt securities. No adjustment to accumulated deficit was recorded as the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
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
Short-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The table below segregates all assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$59,163	$—	$—	$59,163
Commercial paper	—	1,992	—	1,992
U.S. Government agency securities	—	6,980	—	6,980
Total cash equivalents	$59,163	$8,972	$—	$68,135
Short-term investments:
Commercial paper	$—	$9,838	$—	$9,838
Corporate notes	—	11,475	—	11,475
U.S. Treasury securities	—	15,253	—	15,253
U.S. Government agency securities	—	26,122	—	26,122
Total short-term investments	$—	$62,688	$—	$62,688
As of December 31, 2022, the carrying values of the Company’s assets and liabilities approximate their fair values due to the short-term nature of these assets and liabilities and therefore were all classified as Level 1. There were no transfers between Level 1, Level 2, or Level 3 for the periods ended March 31, 2023 and December 31, 2022.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Revenue Recognition
The following table summarizes the Company’s net revenue by type of service for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Seller marketplace services	$22,011	$25,527
Other services	167	1,060
Total net revenue	$22,178	$26,587
The Company generates revenue from seller marketplace services and other services. Seller marketplace services primarily consist of marketplace transactions, subscriptions, and listing fees. Other services primarily consist of advertising revenues generated from displaying ads on the Company’s online marketplace and software services revenue related to Design Manager, typically used by interior designers. Design Manager was sold on June 29, 2022; therefore, no related net revenue for software services was recognized during the three months ended March 31, 2023.
As of each March 31, 2023 and December 31, 2022, the Company recorded, $0.5 million of costs to obtain revenue contracts, of which $0.3 million was included in other current assets, and $0.2 million was included in other assets. Amortization of costs to obtain revenue contracts totaled $0.1 million for each of the three months ended March 31, 2023 and 2022, respectively. The Company periodically reviews the costs to obtain revenue contracts to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these costs to obtain revenue contracts.
4. Short-Term Investments
The following table summarizes the estimated value of the Company’s short-term investments as of March 31, 2023:

	March 31, 2023
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$9,850	$—	$(12)	$9,838
Corporate notes	11,502	—	(27)	11,475
U.S. Treasury securities	15,249	5	(1)	15,253
U.S. Government agency securities	26,122	7	(7)	26,122
Total short-term investments	$62,723	$12	$(47)	$62,688
As of March 31, 2023, all short-term investments have an original maturity date and remaining maturity date due within one year or less. As of December 31, 2022, the Company had no short-term investments.
5. Property and Equipment, net
As of March 31, 2023 and December 31, 2022, property and equipment, net consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Internal-use software	$18,290	$18,418
Leasehold improvements	3,594	3,594
Furniture and fixtures	1,114	1,114
Computer equipment and software	881	851
Software in progress	342	562
Total property and equipment, gross	24,221	24,539
Less: Accumulated depreciation and amortization	(21,044)	(20,854)
Total property and equipment, net	$3,177	$3,685
As of March 31, 2023 and December 31, 2022, the net book value of internal-use software was $2.7 million and $3.0 million, respectively. Depreciation and amortization expense related to the Company’s property and equipment totaled $0.9 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively, which included amortization expense for internal-use software of $0.9 million and $0.6 million, respectively. Included in amortization expense for the three

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
months ended March 31, 2023, was $0.5 million of accelerated amortization related to the shift in strategy to discontinue supporting the Company’s NFT platform.
6. Accrued Expenses
As of March 31, 2023 and December 31, 2022, accrued expenses consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Shipping	$3,454	$3,597
Salaries & benefits	2,090	1,862
Sales & use taxes payable	1,247	1,378
Allowance for transaction losses	1,268	1,327
Payment processor fees	680	970
Allowance for e-commerce returns	424	438
Other	1,726	1,189
Total accrued expenses	$10,889	$10,761
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
As of March 31, 2023, the Company had $21.4 million of operating lease right-of-use assets, $2.8 million and $21.0 million of current and non-current operating lease liabilities, respectively, and no finance leases on its condensed consolidated balance sheet. These operating lease arrangements included in the measurement of lease liabilities had a weighted-average remaining lease term of 6.75 years, a weighted-average discount rate of 5.9%, and do not reflect options to extend or terminate, as management does not consider the exercise of these options to be reasonably certain. As of December 31, 2022, the Company had $22.0 million of operating lease right-of-use assets, $2.8 million and $21.7 million of current and non-current operating lease liabilities, respectively, and no finance leases on its condensed consolidated balance sheet.
During the three months ended March 31, 2023 and 2022, the Company paid $1.0 million and $1.1 million for amounts included in the measurement of lease liabilities, respectively. The Company did not enter into any new lease arrangements during the three months ended March 31, 2023 or 2022.
During each of the three months ended March 31, 2023 and 2022, the Company recognized $1.3 million of lease expense.

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease expense	$1,022	$1,003
Short-term lease expense	21	37
Variable lease expense	255	240
Total lease expense	$1,298	$1,280

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2023, the total remaining operating lease payments included in the measurement of lease liabilities was as follows (in thousands):

Fiscal Year Ending December 31,	Operating Lease Payments
2023 (remaining)	$3,059
2024	4,114
2025	4,292
2026	4,292
2027	4,292
Thereafter	8,583
Total operating lease payments	28,632
Less: imputed interest	(4,862)
Total lease liabilities	$23,770
8. Other Current Liabilities
As of March 31, 2023 and December 31, 2022, other current liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Sales and use tax contingencies	$2,251	$1,863
Buyer deposits	740	318
Deferred revenue	114	140
Other	57	108
Total other current liabilities	$3,162	$2,429
9. Equity
As of March 31, 2023 and December 31, 2022, the Company had reserved shares of common stock for issuance in connection with the following:

	March 31, 2023	December 31, 2022
Options to purchase common stock	4,023,038	4,034,287
Restricted stock units	5,043,828	2,807,981
Shares available for future grant under the 2021 Plan	2,641,083	3,151,824
Shares available for future grant under the ESPP	1,572,504	1,179,902
Total	13,280,453	11,173,994
Preferred Stock
Effective June 14, 2021, in connection with the closing of the Company’s IPO, the Company’s board of directors (“Board”) is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share, in one or more series. The Company's Board has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. As of March 31, 2023 and December 31, 2022, no shares of preferred stock were issued or outstanding.
Common Stock
As of March 31, 2023 and December 31, 2022, the Company had authorized 400,000,000 shares of voting common stock, $0.01 par value per share. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Board out of legally available funds. If there is a liquidation, dissolution, or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock. The rights, preferences, and privileges of

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.
10. Stock-based compensation
2011 Option Plan
The Company adopted the 2011 Stock Option and Grant Plan (the “2011 Plan”) on September 2, 2011 and amended and restated the plan on December 14, 2011. The 2011 Plan provided for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards, and other stock-based awards to its employees, directors, officers, outside advisors, and non-employee consultants. At the time of grant, the options issued to new employees pursuant to the 2011 Plan expire ten years from the date of grant and generally vest over four years, with 25% vesting on the first anniversary and the balance vesting ratably over the remaining 36 months. Options issued pursuant to the 2011 Plan expire ten years from the date of grant and generally vest ratably over 48 months.
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
The aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2021 Plan will not exceed the sum of (x) 4,333,333 shares (as adjusted for stock splits, stock dividends, combinations, and the like), plus (y) the sum of (1) the number of reserved shares not issued or subject to outstanding awards under the 2011 Plan on the effective date of the 2021 Plan and (2) the number of shares subject to outstanding stock awards granted under the 2011 Plan and that, following the effective date of the 2021 Plan, (A) are subsequently forfeited or terminated for any reason before being exercised or settled, (B) are not issued because such stock award is settled in cash, (C) are subject to vesting restrictions and are subsequently forfeited, (D) are withheld or reacquired to satisfy the applicable exercise, strike, or purchase price, or (E) are withheld or reacquired to satisfy a tax withholding obligation, plus (z) an annual increase on the first day of each fiscal year, for a period of not more than 10 years, beginning on January 1, 2022 and ending on, and including, January 1, 2031, in an amount equal to the lesser of (i) 5% of the outstanding shares on the last day of the immediately preceding fiscal year or (ii) such lesser amount that the Compensation Committee of the Board determines for purposes of the annual increase for that fiscal year. On January 1, 2023, the number of shares of common stock available for issuance under the 2021 Plan was automatically increased according to its terms by 1,963,010 shares.
As of March 31, 2023, 2,641,083 shares were available for future grants of the Company’s common stock.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	4,034,287	$6.90	6.9	$1,625
Granted	—	$—
Exercised	(7,978)	$3.92
Cancelled/Forfeited	(3,271)	$7.89
Outstanding as of March 31, 2023	4,023,038	$6.90	6.6	$91
Options exercisable as of March 31, 2023	2,506,800	$5.86	5.5	$91
Options vested and expected to vest as of March 31, 2023	4,023,038	$6.90	6.6	$91
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.
The aggregate intrinsic value of stock options exercised was less than $0.1 million and $0.3 million during the three months ended March 31, 2023 and 2022, respectively. No stock options were granted during the three months ended March 31, 2023 and 2022. The total fair value of stock options vested was $0.7 million and $1.3 million during the three months ended March 31, 2023 and 2022, respectively.
The stock options granted during the fiscal year ended December 31, 2021 included 615,997 stock options granted to executive officers that include a performance condition related to a sale event or initial public offering occurring before December 31, 2021 in addition to the standard service condition. These options will vest over four years, with approximately 21% vested on January 1, 2022, and the balance vesting ratably over the remaining 38 months. Stock-based compensation expense of $0.2 million was recognized for options having a performance condition during each of the three months ended March 31, 2023 and 2022.
Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock units:

	Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2022	2,807,981	$7.85
Granted	2,487,455	4.00
Vested	(241,175)	8.39
Cancelled	(10,433)	8.36
Outstanding as of March 31, 2023	5,043,828	$5.92
The estimated weighted-average grant date fair value of restricted stock units granted was $4.00 and $7.99 per share for the three months ended March 31, 2023 and 2022, respectively. The total grant date fair value of restricted stock units vested was $2.0 million and less than $0.1 million for the three months ended March 31, 2023 and 2022, respectively.
Employee Stock Purchase Plan
In May 2021, the Company's Board adopted, and its stockholders approved, the Company's 2021 Employee Stock Purchase Plan (the "ESPP"). A total of 1,572,504 shares of the Company's authorized but unissued or reacquired shares of its common stock (as adjusted for stock splits, stock dividends, combinations, and the like) are available for issuance under the ESPP. The number of shares of the Company's common stock that will be available for issuance under the ESPP also includes an annual increase on the first day of each fiscal year, for a period of not more than 10 years, beginning on January 1, 2022, equal to the least of: (i) 1% of the outstanding shares of the Company’s common stock on such date, (ii) 400,000 shares (as adjusted for

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
stock splits, stock dividends, combinations, and the like) or (iii) a lesser amount determined by the Compensation Committee or the Company’s board of directors.
During regularly scheduled “offerings” under the ESPP, participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation, or such lower limit as may be determined by the Compensation Committee from time to time. Participants will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering. Participation in the ESPP will end automatically on termination of employment. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date, whichever is less. The fair market value of the Company’s common stock for this purpose will generally be the closing price on Nasdaq (or such other exchange as the Company’s common stock may be traded at the relevant time) for the date in question, or if such date is not a trading day, for the last trading day before the date in question. As of March 31, 2023, an initial offering period has not commenced, and for the three months ended March 31, 2023, no shares of common stock were purchased under the ESPP.
Stock-Based Compensation Expense
The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statements of operations:

(in thousands)	Three Months Ended March 31,
	2023	2022
Cost of revenue	$149	$83
Sales and marketing	707	301
Technology development	1,051	432
General and administrative	1,199	529
Total stock-based compensation expense	$3,106	$1,345
Stock-based compensation capitalized in connection with the Company’s internal-use software was less than $0.1 million for each of the three months ended March 31, 2023 and 2022. As of March 31, 2023, total unrecognized compensation expense related to unvested stock-based awards was $35.7 million, which is expected to be recognized over a weighted-average period of 2.9 years.
11. Income Taxes
The income tax provision was immaterial for the three months ended March 31, 2023 and 2022 due to the net loss before income taxes incurred for the fiscal year ended December 31, 2022 and expected to be incurred for the fiscal year ending December 31, 2023, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets. There were no material liabilities for interest and penalties accrued as of March 31, 2023.
12. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022
Numerator:
Net loss	$(8,133)	$(6,360)
Denominator:
Weighted average common shares outstanding—basic and diluted	39,330,542	38,030,293
Net loss per share—basic and diluted	$(0.21)	$(0.17)
The Company’s potentially dilutive securities, which include outstanding stock options and restricted stock units have been excluded from the computation of diluted net loss per share from each period as including them would have had an anti-dilutive

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
effect. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares for each period presented:

	March 31,
	2023	2022
Options to purchase common stock	4,023,038	3,650,807
Restricted stock units	5,043,828	2,518,412
Total	9,066,866	6,169,219
13. Commitments and Contingencies
Contractual Obligations
The Company has $31.5 million of non-cancelable contractual commitments as of March 31, 2023, primarily related to it operating lease agreement for its corporate headquarters in New York, NY, as well as other software and support services. For those agreements with variable terms, the Company does not estimate what the total obligation may be beyond any minimum obligations. The following table represents the Company’s commitments under its purchase obligations as of March 31, 2023 (in thousands):

Fiscal Year Ending December 31,	Lease Obligations	Other Obligations	Total Obligations
2023 (remaining)	$3,059	$1,086	$4,145
2024	4,114	1,291	5,405
2025	4,292	506	4,798
2026	4,292	33	4,325
2027	4,292	—	4,292
Thereafter	8,583	—	8,583
Total	$28,632	$2,916	$31,548
Legal Proceedings
The Company is subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where the Company believes a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible. The Company does not believe that it is party to any pending legal proceedings that are likely to have a material effect on its business, financial condition, or results of operations for the three months ended March 31, 2023 and 2022.
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
Company Overview
We are one of the world’s leading online marketplaces for connecting design lovers with many of the best sellers and makers of vintage, antique, and contemporary furniture, home décor, jewelry, watches, art, and fashion. We believe we are a leading online marketplace for these luxury design products based on the aggregate number of such listings on our online marketplace and our Gross Merchandise Value (“GMV”).Our thoroughly vetted seller base, in-depth editorial content, and custom-built technology platform create trust in our brand and facilitate high-consideration purchases. By disrupting the way these items are bought and sold, we are both expanding access to, and growing the market for, luxury design products.
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
For GMV, Number of Orders, and Active Buyers, these metrics are based on internal company data, assumptions, and estimates and are used in managing our business. We believe that these figures are reasonable estimates, and we actively take measures to improve their accuracy, such as eliminating known fictitious or duplicate accounts. There are, however, inherent challenges in gathering accurate data across large online and mobile populations. For example, individuals may have multiple email accounts in violation of our terms of service, which would result in an Active Buyer being counted more than once, thus impacting the accuracy of our number of Active Buyers. In addition, certain metrics, such as the number of Active Buyers and Number of Orders, are measured based on such numbers as reported in a given month, minus cancellations within that month. As we do not retroactively adjust such numbers for cancellations occurring after the month, the metrics presented do not reflect subsequent order cancellations. We regularly review and may adjust our processes for calculating these metrics to improve their accuracy. These key operating and financial metrics may vary from period to period and should not be viewed as indicative of other metrics.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
GMV	$97,058	$117,498
Number of Orders	35,385	39,392
Active Buyers	66,400	71,311
Adjusted EBITDA (unaudited)	$(5,254)	$(4,668)
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
Adjusted EBITDA
We define Adjusted EBITDA as net loss excluding depreciation and amortization, stock-based compensation expense, other income (expense), net, provision for income taxes, and strategic alternative expenses. Adjusted EBITDA is a key performance measure used by our management and board of directors to assess our operating performance and the operating leverage of our business. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the income and expenses that we exclude from Adjusted EBITDA. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to key financial metrics used by our management in their financial and operational decision-making. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.
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

Results of Operations
The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended March 31,
	2023	2022
Net revenue	$22,178	$26,587
Cost of revenue	7,307	7,677
Gross profit	14,871	18,910
Operating expenses:
Sales and marketing	9,805	11,799
Technology development	5,795	5,761
General and administrative	8,088	6,407
Provision for transaction losses	1,364	1,674
Total operating expenses	25,052	25,641
Loss from operations	(10,181)	(6,731)
Other income (expense), net:
Interest income	1,531	54
Interest expense	—	(4)
Other, net	517	321
Total other income (expense), net	2,048	371
Net loss before income taxes	(8,133)	(6,360)
Provision for income taxes	—	—
Net loss	$(8,133)	$(6,360)
The following table summarizes our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Net revenue	100%	100%
Cost of revenue	33	29
Gross profit	67	71
Operating expenses:
Sales and marketing	44	44
Technology development	26	22
General and administrative	37	24
Provision for transaction losses	6	6
Total operating expenses	113	96
Loss from operations	(46)	(25)
Other income (expense), net:
Interest income	7	—
Interest expense	—	—
Other, net	2	1
Total other income (expense), net	9	1
Net loss before income taxes	(37)	(24)
Provision for income taxes	—	—
Net loss	(37)%	(24)%

Comparison of the Three Months Ended March 31, 2023 and 2022
Net Revenue

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Net revenue	$22,178	$26,587	$(4,409)	(17)%
Net revenue was $22.2 million for the three months ended March 31, 2023, as compared to $26.6 million for the three months ended March 31, 2022. The decrease of $4.4 million, or 17%, was primarily due to a decrease in seller marketplace services revenue of $3.5 million, which was due to a decrease in marketplace transaction fees as a result of the decrease in our GMV. We believe our GMV and net revenue have been impacted negatively, both directly and indirectly, by macroeconomic factors, including significant capital market volatility, significant housing market volatility, rising interest rates, inflation, global economic and geopolitical developments and the changing consumer behaviors as a result of the COVID-19 pandemic; however, these impacts are difficult to isolate and quantify. Additionally, there was a $0.7 million decrease in software services as a result of the sale of Design Manager in June 2022.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 72% and 70% of our net revenue for the three months ended March 31, 2023 and 2022, respectively. Subscription fees accounted for 24% and 23% of our net revenue for the three months ended March 31, 2023 and 2022, respectively.
Cost of Revenue

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Cost of revenue	$7,307	$7,677	$(370)	(5)%
Cost of revenue was $7.3 million for the three months ended March 31, 2023, as compared to $7.7 million for the three months ended March 31, 2022. The decrease of $0.4 million, or 5%, was primarily driven by a $0.5 million decrease in credit card processing fees due to the decrease in GMV and orders, and a $0.2 million decrease in salaries and benefits, partially due to the reduction in force in September 2022. These decreases were partially offset by a $0.3 million increase in depreciation and amortization expense due to the acceleration of internal use software amortization expense of $0.5 million due to our decision to discontinue supporting our NFT platform.
Gross Profit and Gross Margin
Gross profit was $14.9 million and gross margin was 67.1% for the three months ended March 31, 2023, as compared to gross profit of $18.9 million and gross margin of 71.1% for the three months ended March 31, 2022. The decreases in gross profit and gross margin for the three months ended March 31, 2023 were primarily driven by the acceleration of internal use software amortization expense of $0.5 million related to our decision to discontinue supporting our NFT platform as well as the decrease in net revenue which was greater than the decreases in cost of revenue as outlined above.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$9,805	$11,799	$(1,994)	(17)%
Sales and marketing expense was $9.8 million for the three months ended March 31, 2023, as compared to $11.8 million for the three months ended March 31, 2022. The decrease of $2.0 million or 17% was primarily driven by decreases in discretionary expenses, including the use of performance-based marketing and promotional campaigns.
Technology Development

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Technology development	$5,795	$5,761	$34	1%
Technology development expense was $5.8 million for each of the three months ended March 31, 2023 and 2022, respectively. There was a $0.6 million increase in stock-based compensation expense which was partially offset by a $0.5 million decrease in consulting costs and salaries and benefits.

General and Administrative

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change	% Change
General and administrative	$8,088	$6,407	$1,681	26%
General and administrative expense was $8.1 million for the three months ended March 31, 2023, as compared to $6.4 million for the three months ended March 31, 2022. The increase of $1.7 million, or 26%, was primarily driven by increases of $0.8 million in legal and professional fees related to strategic alternative expenses, $0.7 million in stock based compensation expense, and $0.4 million in sales taxes in March 2023..
Provision for Transaction Losses

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Provision for transaction losses	$1,364	$1,674	$(310)	(19)%
Provision for transaction losses was $1.4 million for the three months ended March 31, 2023, as compared to $1.7 million for the three months ended March 31, 2022. The decrease of $0.3 million, or 19%, was primarily driven by the decrease in GMV.
Other Income (Expense), Net

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Total other income (expense), net	$2,048	$371	$1,677	452%
Other income (expense), net was $2.0 million for the three months ended March 31, 2023, as compared to $0.4 million for the three months ended March 31, 2022. The increase of $1.7 million, or 452%, was primarily driven by an increase in interest income due to our strategic shift of cash to cash equivalents and short-term investments with higher rates of return.
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

•The exclusion of other income (expense), net, which includes interest income related to our cash, cash equivalents and short-term investments, interest expense, and realized and unrealized gains and losses on foreign currency exchange; and
•The exclusion of strategic alternative expenses in connection with capital return strategies, buy- and sell-side mergers and acquisitions and partnerships, sale of a business or subsidiary, business optimization costs related to revisions of operational objectives and priorities, cost saving initiatives, restructuring charges, and integration costs, in all cases outside the ordinary course.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.
We define Adjusted EBITDA as our net loss, excluding: (1) depreciation and amortization; (2) stock-based compensation expense; (3) other income (expense), net; (4) provision for income taxes; and (5) strategic alternative expenses. The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net loss	$(8,133)	$(6,360)
Depreciation and amortization	939	718
Stock-based compensation expense	3,106	1,345
Other income, net	(2,048)	(371)
Provision for income taxes	—	—
Strategic alternative expenses	882	—
Adjusted EBITDA	$(5,254)	$(4,668)
Liquidity and Capital Resources
As of March 31, 2023, we had cash, cash equivalents and short-term investments of $150.5 million and an accumulated deficit of $299.2 million. Net cash used in operating activities was $2.8 million in the three months ended March 31, 2023. We expect operating losses and negative cash flows from operations to continue in the foreseeable future as we continue to strategically invest in growth activities. Our principal use of cash is to fund our operations and platform development to support our strategic initiatives.
Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations and capital expenditure requirements through at least the next 12 months. We expect to continue to incur substantial expenditures in the near term to support our ongoing activities. While management believes that our current cash, cash equivalents and short-term investments are sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months, we may need to borrow funds or raise additional equity to achieve our longer-term business objectives.
Our future capital requirements will depend on many factors, including:
•the emergence of competing online marketplaces and other adverse marketing developments;
•the timing and extent of our sales and marketing and technology development expenditures; and
•any investments, acquisitions or other similar strategic endeavors we may choose to pursue in the future.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(2,801)	$(6,225)
Net cash used in investing activities	(62,760)	(774)
Net cash provided by financing activities	31	220
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	113	(89)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(65,417)	$(6,868)
Cash Flows from Operating Activities
Net cash used in operating activities was $2.8 million for the three months ended March 31, 2023, as compared to $6.2 million for the three months ended March 31, 2022. The net cash used for the three months ended March 31, 2023 was driven primarily by net revenue decreasing at a faster pace than operating expenses as described in the “Results of Operations” section. These decreases were partially offset by positive changes in our operating assets and liabilities, including a $1.3 million change in prepaid expenses and other current assets due to the timing of invoices and payments. The net cash used for the three months ended March 31, 2022 was driven primarily by the cash impact of net loss and negative changes in our operating assets and liabilities, including a $1.3 million change in payables due to sellers and a $1.1 million change in receivables from payment processors due to the timing of orders confirming and payments to our sellers.
Cash Flows from Investing Activities
Net cash used in investing activities was $62.8 million for the three months ended March 31, 2023, as compared to $0.8 million for the three months ended March 31, 2022. The primary driver of the change in net cash used in investing activities was purchases of short-term investments of $62.4 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was less than $0.1 million for the three months ended March 31, 2023, as compared to $0.2 million for the three months ended March 31, 2022. The cash provided by in both periods related to proceeds from the exercise of stock options.
Contractual Obligations
As of March 31, 2023, there were no material changes in commitments under contractual obligations compared to the contractual obligations disclosed in our Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks are described below. At times, our cash balances with individual banking institutions are in excess of federally insured limits. We have not experienced any credit losses related to our cash and cash equivalents balance.
Interest Rate Sensitivity
Interest rate risk relates to the loss we could incur in our cash portfolios due to a change in interest rates. As of March 31, 2023, we had cash, cash equivalents and short-term investments of $150.5 million. We generally hold our cash for immediate operating needs in non-interest bearing checking accounts and the majority of the remaining cash and cash equivalents are held in interest bearing money market funds. Due to the nature of our cash, cash equivalents and short-term investments, we would expect a hypothetical 100 basis point change in interest rates may result in an approximate $0.3 million change in our cash, cash equivalents and short-term investments. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.
Our principal use of cash, cash equivalents and short-term investments is to fund our operations and platform development to support our strategic initiatives and the remainder are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, Euros, and British pounds, depending on the currency selection of the seller. Our cost of revenue and operating expenses are primarily denominated in U.S. dollars. As our online marketplace continues to grow globally, our results of operations and cash flows may be subject to fluctuations due to the change in foreign exchange rates. To date, fluctuations due to changes in the Euro and British pound have not been significant, but we may experience material foreign exchange gains and losses in our statement of operations in the future. As of March 31, 2023, we would expect that a 10% increase or decrease in current exchange rates would not result in more than a $0.8 million change in revenue, a $0.3 million change in operating expenses, and a $0.5 million change in assets and liabilities.
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated by requiring upfront payment for many of our services and due to our diverse customer base, dispersed over various geographic regions and industrial sectors. For the three months ended March 31, 2023 and 2022, no single customer accounted for more than 10% of our net revenue. We maintain provisions for potential credit losses and such losses to date have been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before investing in our common stock. If any of the following risks are realized, in whole or in part, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and prospects.
Risks Related to Our Business and Industry
We have a history of operating losses, and we may not achieve or maintain profitability in the future, which in turn could negatively impact our financial condition and our stock price.
We incurred net losses of $22.5 million, $21.0 million, and $12.5 million during the fiscal years ended December 31, 2022, 2021, and 2020, respectively, and $8.1 million and $6.4 million during the three months ended March 31, 2023 and 2022, respectively. We had an accumulated deficit of $299.2 million as of March 31, 2023. We expect to incur significant losses in the future. We will need to generate and sustain increased revenue levels or reduce operating costs materially in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We expect that our operating expenses will increase substantially for the foreseeable future as we hire additional employees, invest in expanding our seller and buyer base and deepening our existing seller and buyer relationships, expand across and within product verticals, increase our marketing efforts and brand awareness, and invest in expanding our international operations. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These expenditures will make it more difficult for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we were to reduce our expenses, it could negatively impact our growth and growth strategy. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
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
We have experienced fluctuations in our net revenue growth, with net revenue of $96.8 million, $102.7 million and $81.9 million during the fiscal years ended December 31, 2022, 2021, and 2020, respectively, and with net revenue of $22.2 million and $26.6 million during the three months ended March 31, 2023 and 2022, respectively. You should not rely on our net revenue for any previous quarterly or annual period as any indication of our net revenue or revenue growth in future periods. As we grow our business, our net revenue growth rates have and may in the future decelerate compared to prior years for a number of reasons, which may include more challenging comparisons to prior periods as our net revenue grows, slowing demand for our online marketplace, increasing competition, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, notwithstanding the general increase in online transactions, including for luxury purchases, our growth rates are likely to experience increased volatility, and may decelerate, in future periods.

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
In August 2021, we announced the launch of our non-fungible token (“NFT”) platform where creators can make blockchain-encrypted design items, such as artwork, available as NFTs for digital purchase through 1stDibs, utilizing Ethereum, a blockchain technology. NFTs are digital assets recorded on a blockchain ledger for verification of authenticity and ownership of a unique digital asset, such as artwork. In February 2023, we determined to cease further investment in the NFT platform; however, previously-minted NFTs remain available for sale. Given the increased scrutiny of digital assets as well as cryptocurrencies for regulatory and anti-money laundering purposes, it is possible that the United States and other jurisdictions will engage in increased scrutiny and regulation of NFTs and our business. While NFTs and cryptocurrencies are similar in that both are based on blockchain technology, unlike cryptocurrency units, which are fungible, NFTs have unique identification codes and represent content on the blockchain. The record of ownership of the NFT, which establishes authenticity and may also carry other rights, cannot be duplicated. As NFTs are a relatively new and emerging type of digital asset, the regulatory, commercial, and legal framework governing NFTs (as well as cryptocurrencies) is likely to evolve both in the United States and internationally and implicates issues regarding a range of matters, including, but not limited to, intellectual property rights, privacy and cybersecurity, fraud, anti-money laundering, sanctions, and currency, commodity, and securities law implications.
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
We have experienced rapid growth in our business in the past, such as in the number of sellers and the number of countries in which we have sellers and buyers, and we intend to continue to focus on growth, both in the United States and abroad. The growth of our business, if any, places significant demands on our management team and pressure to expand our operational and financial infrastructure. As we continue to grow, our operating expenses will increase. If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed. In addition, we have in the past experienced, and may in the future experience, slower growth rates. For example, our net revenue decreased in the first quarter of 2023 as compared to the first quarter of 2022. Although we continue to focus on growth and are evaluating various approaches and alternatives to execute on our business strategies, the outcome of such evaluation or impact of any subsequent actions, if any, is uncertain. Failure to sustain or increase the growth of our business or to execute our business strategies would likely materially and adversely impact our business, financial condition, and results of operations.
We may require additional capital to support business growth, and we may be unable to obtain additional capital on acceptable terms, if at all, and any additional financing may dilute existing stockholders.
We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be enough to meet our anticipated cash needs for at least the next 12 months. We may require additional capital to grow our business, including the need to develop our online marketplace services, expand across and within product verticals, enhance our operating infrastructure, expand the markets in which we operate, and potentially acquire complementary businesses and technologies. Our future capital requirements will depend on many factors, including the emergence of competing online marketplaces and other adverse marketing developments; the timing and extent of our sales and marketing and technology and development expenditures; and any investments or acquisitions we may choose to pursue in the future. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or issuances of convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could suffer.
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
We have made substantial investments to expand to markets outside of the United States and continued expansion in markets outside of the United States may require significant additional financial investment. For example, in the fiscal year ended December 31, 2022, we launched localized sites in Germany and France, which may require significant financial investments to maintain. These investments include marketing to attract and retain new sellers and buyers, developing localized services and web platforms, forming relationships with third-party service providers, supporting operations in multiple countries, and potentially acquiring companies based outside the United States and integrating those companies with our operations. These expansion efforts may not be successful and as a result, our business, results of operations, financial condition, and brand could suffer.
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
Our cash, cash equivalents and short-term investments may be exposed to failure of our banking institutions.
While we seek to minimize our exposure to third-party losses of our cash, cash equivalents and short-term investments, our cash held in non-interest bearing and interest-bearing accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was unable to continue their operations and the Federal Deposit Insurance Corporation was appointed as receiver for SVB and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue their operations. Although we did not have any material funds in SVB or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues. If further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash, cash equivalents and short-term investments would adversely affect our business.

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
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors, which requires, without limitation, compliance with Rule 14a-19 under the Exchange Act, as applicable;
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

1STDIBS.COM, INC.

/s/ Thomas Etergino
Date: May 11, 2023	Thomas Etergino Chief Financial Officer (Principal Financial Officer)