Form 10-Q
period 2023-06-30
1stdibs.com, Inc.
filed 2023-08-10
CIK 1600641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of July 28, 2023, the registrant had 38,780,744 shares of common stock, $0.01 par value per share outstanding.

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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
1STDIBS.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$45,410	$153,209
Short-term investments	100,532	—
Restricted cash, current	—	1,500
Accounts receivable, net of allowance for doubtful accounts of $125 and $113 at June 30, 2023 and December 31, 2022, respectively	786	972
Prepaid expenses	3,585	3,506
Receivables from payment processors	2,321	2,476
Other current assets	947	800
Total current assets	153,581	162,463
Restricted cash, non-current	3,335	3,334
Property and equipment, net	3,306	3,685
Operating lease right-of-use assets	20,722	21,990
Goodwill	4,110	4,075
Other assets	245	249
Total assets	$185,299	$195,796
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,681	$2,905
Payables due to sellers	6,346	7,185
Accrued expenses	11,424	10,761
Operating lease liabilities, current	2,850	2,770
Other current liabilities	2,775	2,429
Total current liabilities	27,076	26,050
Operating lease liabilities, non-current	20,232	21,678
Other liabilities	17	46
Total liabilities	47,325	47,774
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; zero shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 40,037,018 and 39,260,193 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	400	393
Additional paid-in capital	445,480	439,005
Accumulated deficit	(307,473)	(291,020)
Accumulated other comprehensive loss	(433)	(356)
Total stockholders’ equity	137,974	148,022
Total liabilities and stockholders’ equity	$185,299	$195,796
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$20,921	$24,576	$43,099	$51,163
Cost of revenue	6,327	7,953	13,634	15,630
Gross profit	14,594	16,623	29,465	35,533
Operating expenses:
Sales and marketing	9,791	11,268	19,596	23,067
Technology development	6,889	6,587	12,684	12,348
General and administrative	7,463	7,497	15,551	13,904
Provision for transaction losses	888	1,575	2,252	3,249
Gain on sale of Design Manager	—	(9,684)	—	(9,684)
Total operating expenses	25,031	17,243	50,083	42,884
Loss from operations	(10,437)	(620)	(20,618)	(7,351)
Other income (expense), net:
Interest income	1,645	172	3,176	226
Interest expense	—	(4)	—	(8)
Other, net	472	163	989	484
Total other income (expense), net	2,117	331	4,165	702
Net loss before income taxes	(8,320)	(289)	(16,453)	(6,649)
Provision for income taxes	—	—	—	—
Net loss	$(8,320)	$(289)	(16,453)	(6,649)
Net loss per share—basic and diluted	$(0.21)	$(0.01)	$(0.42)	$(0.17)
Weighted average common shares outstanding—basic and diluted	39,642,725	38,170,396	39,487,496	38,100,731
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(8,320)	$(289)	$(16,453)	$(6,649)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax of $0 for each of the three and six months ended June 30, 2023 and 2022	24	(120)	43	(169)
Unrealized losses on short-term investments, net of tax of $0 for each of the three and six months ended June 30, 2023 and 2022	(85)	—	(120)	—
Comprehensive loss	$(8,381)	$(409)	$(16,530)	$(6,818)
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2023	39,509,346	$395	$442,170	$(299,153)	$(372)	$143,040
Issuance of common stock for exercise of stock options	1,000	—	4	—	—	4
Vested restricted stock units converted to common stock	526,672	5	(5)	—	—	—
Stock-based compensation	—	—	3,311	—	—	3,311
Other comprehensive loss	—	—	—	—	(61)	(61)
Net loss	—	—	—	(8,320)	—	(8,320)
Balances as of June 30, 2023	40,037,018	$400	$445,480	$(307,473)	$(433)	$137,974

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2022	39,260,193	$393	$439,005	$(291,020)	$(356)	$148,022
Issuance of common stock for exercise of stock options	8,978	—	35	—	—	35
Vested restricted stock units converted to common shares	767,847	7	(7)	—	—	—
Stock-based compensation	—	—	6,447	—	—	6,447
Other comprehensive loss	—	—	—	—	(77)	(77)
Net loss	—	—	—	(16,453)	—	(16,453)
Balances as of June 30, 2023	40,037,018	$400	$445,480	$(307,473)	$(433)	$137,974

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2022	38,041,529	$380	$427,334	$(274,842)	$(278)	$152,594
Issuance of common stock for exercise of stock options	268,854	3	1,016	—	—	1,019
Vested restricted stock units converted to common shares	262,829	—	—	—	—	—
Stock-based compensation	—	—	3,163	—	—	3,163
Other comprehensive loss	—	—	—	—	(120)	(120)
Net loss	—	—	—	(289)	—	(289)
Balances as of June 30, 2022	38,573,212	$383	$431,513	$(275,131)	$(398)	$156,367

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	37,991,529	$380	$425,769	$(268,482)	$(229)	$157,438
Issuance of common stock for exercise of stock options	318,078	3	1,236	—	—	1,239
Vested restricted stock units converted to common shares	263,605	—	—	—	—	—
Stock-based compensation	—	—	4,508	—	—	4,508
Other comprehensive loss	—	—	—	—	(169)	(169)
Net loss	—	—	—	(6,649)	—	(6,649)
Balances as of June 30, 2022	38,573,212	$383	$431,513	$(275,131)	$(398)	$156,367
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(16,453)	$(6,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,366	1,481
Stock-based compensation expense	6,358	4,508
Provision for transaction losses, returns and refunds	549	340
Amortization of costs to obtain revenue contracts	162	158
Amortization of operating lease right-of-use assets	1,268	1,253
Gain on sale of Design Manager	—	(9,684)
Amortization of (discounts) premiums, net on short-term investments	(1,241)	—
Other, net	(219)	178
Changes in operating assets and liabilities:
Accounts receivable	46	(178)
Prepaid expenses and other current assets	(449)	(3,969)
Receivables from payment processors	155	(1,226)
Other assets	(172)	(501)
Accounts payable and accrued expenses	1,297	387
Payables due to sellers	(838)	(2,427)
Operating lease liabilities	(1,366)	(1,350)
Other current liabilities and other liabilities	269	(661)
Net cash used in operating activities	(9,268)	(18,340)
Cash flows from investing activities:
Purchases of short-term investments	(110,411)	—
Maturities of short-term investments	11,000	—
Development of internal-use software	(856)	(1,164)
Purchases of property and equipment	(25)	(48)
Proceeds from sale of Design Manager	—	14,611
Other, net	—	(17)
Net cash (used in) provided by investing activities	(100,292)	13,382
Cash flows from financing activities:
Proceeds from exercise of stock options	35	1,239
Net cash provided by financing activities	35	1,239
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	227	(314)
Net decrease in cash, cash equivalents, and restricted cash	(109,298)	(4,033)
Cash, cash equivalents, and restricted cash at beginning of the period	158,043	171,559
Cash, cash equivalents, and restricted cash at end of the period	$48,745	$167,526
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$8
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
Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, 1stdibs.com, Ltd. and 1stdibs Design Manager, Inc. (“Design Manager”). The Company sold its equity interest in Design Manager on June 29, 2022, therefore, the condensed consolidated statements of operations for the three and six months ended June 30, 2022 includes activity relating to Design Manager. The condensed consolidated balance sheet as of June 30, 2023 no longer includes the assets, liabilities, and equity amounts associated with Design Manager. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2023.
The condensed consolidated balance sheet as of December 31, 2022, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2023.
There have been no material changes to the Company's significant accounting policies as described in the Form 10-K except for the short-term investments discussed below. Certain immaterial amounts in the financial statements of the prior years have been reclassified to conform to the current year presentation for comparative purposes.
Restructuring Charges
In June 2023, the Company announced a workforce reduction designed to reduce operating costs and realign investment priorities involving the reduction of approximately 20% of the Company’s global workforce. As a result of the reduction, the Company incurred approximately $2.0 million in non-recurring restructuring charges in the three months ended June 30, 2023, consisting primarily of employee severance and benefits costs. As of June 30, 2023, no amounts have been paid and the

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$2.0 million is included in accrued expenses on the Company’s condensed consolidated balance sheet. The following table displays a rollforward of the charges to the accrued balance as of June 30, 2023.

(in thousands)	Restructuring Charges
Balance, December 31, 2022	$—
Restructuring charges	2,004
Cash payments	—
Balance, June 30, 2023	$2,004
The expense is included within the respective financial statement line items on the condensed consolidated statements of operations as shown in the table below for three and six months ended June 30, 2023.

(in thousands)	Three and Six Months Ended June 30, 2023
Cost of revenue	$135
Sales and marketing	789
Technology development	1,044
General and administrative	36
Total	$2,004
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
Cash, Cash Equivalents, and Restricted Cash
The following represents the Company’s cash, cash equivalents, and restricted cash as of the periods presented:

(in thousands)	June 30, 2023	June 30, 2022
Cash and cash equivalents	$45,410	$162,692
Restricted cash, current	—	1,500
Restricted cash, non-current	3,335	3,334
Total cash, cash equivalents, and restricted cash	$48,745	$167,526
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. During the three and six months ended June 30, 2023, the Company purchased $19.9 million and $31.8 million of available-for-sale securities classified as cash equivalents, respectively. The Company’s restricted cash relates to a $3.3 million Letter of Credit for its office lease in New York, New York. Prior to June 30, 2023, $1.5 million was held in a joint escrow account in connection with the sale of Design Manager. As of June 30, 2023 the restriction was lifted and the funds were released. The carrying value of the restricted cash approximates fair value.
Short-term Investments
Short-term investments designated as available-for-sale securities are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. Investments with original maturities greater than 90 days and less than one year are classified within short-term investments on the Company’s condensed consolidated balance sheets. In addition, investments with maturities beyond one

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
year at the time of purchase that are highly liquid in nature and represent the investment of cash that is available for current operations are classified as short-term investments. Any other investments with original maturities greater than one year would be classified within long-term investments.
Unrealized gains and losses of available-for-sale securities are excluded from earnings and are reported as a component of other comprehensive income (loss) until the security is sold, has matured, or the Company determines that the fair value of the security has declined below its adjusted cost basis and the decline is not due to a credit loss. Realized gains and losses on short-term investments are calculated based on the specific identification method and would be reclassified from accumulated other comprehensive loss to other, net in the Company’s condensed consolidated statements of operations.
Short-term investments are evaluated for impairment quarterly. The Company’s portfolio of available-for-sale debt securities is required to incorporate forward-looking information to determine any credit losses. This risk is mitigated by the high quality nature of the investments. The Company evaluates the current expected credit loss by considering various factors in determining whether it should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity and reason for the decline in value, and the Company’s intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If the Company concluded that an investment is impaired or a portion of the unrealized loss is a result of a credit loss, it recognizes the charge at that time in the condensed consolidated statements of operations. Determining whether the decline in fair value is due to a credit loss requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold. The Company did not recognize any credit losses related to available-for-sale debt securities during the three and six months ended June 30, 2023.
Accounts Receivable, net
The Company’s accounts receivable are recorded at amounts billed to sellers, generally for subscription revenue, and are presented net of an estimated allowance for doubtful accounts on the Company’s consolidated balance sheets. The Company’s accounts receivable do not bear interest and do not require collateral or other security to support related receivables. The allowance for doubtful accounts considers forward-looking information to estimate expected credit losses using a number of factors, including age of the receivable, current economic conditions, historical losses, and management’s assessment and judgement of the seller. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Losses are charged against the allowance when management believes the un-collectability of a receivable is confirmed and subsequent recoveries, if any, are credited to the allowance. Account balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for doubtful accounts are recorded as a component of provision for transaction losses in the condensed consolidated statements of operations.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which replaces the incurred loss impairment methodology with a methodology that requires the reflection of expected credit losses and also requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. For most financial instruments, the standard requires the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which generally results in the earlier recognition of credit losses on financial instruments.
The Company adopted this standard effective January 1, 2023 under a modified retrospective basis and considers forward-looking information to estimate expected credit losses. No adjustment to accumulated deficit was recorded as the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
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
Valuation techniques used to measure fair value require the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Short-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The table below segregates all assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$17,858	$—	$—	$17,858
U.S. Treasury securities	—	997	—	997
Total cash equivalents	$17,858	$997	$—	$18,855
Short-term investments:
Commercial paper	$—	$14,688	$—	$14,688
Corporate notes	—	11,580	—	11,580
U.S. Treasury securities	—	31,083	—	31,083
U.S. Government agency securities	—	43,181	—	43,181
Total short-term investments	$—	$100,532	$—	$100,532
There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, the carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities, approximate fair value because of their short maturities, and therefore were all classified as Level 1.
3. Revenue Recognition
The following table summarizes the Company’s net revenue by type of service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Seller marketplace services	$20,761	$23,566	$42,772	$49,093
Other services	160	1,010	327	2,070
Total net revenue	$20,921	$24,576	$43,099	$51,163
The Company generates revenue from seller marketplace services and other services. Seller marketplace services primarily consist of marketplace transactions, subscriptions, and listing fees. Other services primarily consist of advertising revenues generated from displaying ads on the Company’s online marketplace and software services revenue related to Design Manager, typically used by interior designers. Design Manager was sold on June 29, 2022; therefore, no related net revenue for software services was recognized during the three and six months ended June 30, 2023.
As of both June 30, 2023 and December 31, 2022, the Company recorded $0.5 million of costs to obtain revenue contracts, of which $0.3 million was included in other current assets, and $0.2 million was included in other assets. Amortization of costs to obtain revenue contracts totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively and $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively. The Company periodically

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
reviews the costs to obtain revenue contracts to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these costs to obtain revenue contracts.
4. Short-Term Investments
The following table summarizes the estimated value of the Company’s short-term investments as of June 30, 2023:

	June 30, 2023
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$14,711	$—	$(23)	$14,688
Corporate notes	11,599	1	(20)	11,580
U.S. Treasury securities	31,114	1	(32)	31,083
U.S. Government agency securities	43,228	3	(50)	43,181
Total short-term investments	$100,652	$5	$(125)	$100,532
As of June 30, 2023, all short-term investments have an original maturity date and remaining maturity date due within one year or less. As of December 31, 2022, the Company had no short-term investments.
5. Property and Equipment, net
As of June 30, 2023 and December 31, 2022, property and equipment, net consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Internal-use software	$18,734	$18,418
Leasehold improvements	3,594	3,594
Furniture and fixtures	1,131	1,114
Computer equipment and software	885	851
Software in progress	431	562
Total property and equipment, gross	24,775	24,539
Less: Accumulated depreciation and amortization	(21,469)	(20,854)
Total property and equipment, net	$3,306	$3,685
As of June 30, 2023 and December 31, 2022, the net book value of internal-use software was $2.7 million and $3.0 million, respectively. Depreciation and amortization expense related to the Company’s property and equipment totaled $0.4 million and $1.4 million for the three and six months ended June 30, 2023, respectively, which included amortization expense for internal-use software of $0.4 million and $1.3 million, respectively. Included in amortization expense for the six months ended June 30, 2023, was $0.5 million of accelerated amortization related to the shift in strategy to discontinue supporting the Company’s NFT platform. Depreciation and amortization expense related to the Company’s property and equipment totaled $0.7 million and $1.4 million for the three and six months ended June 30, 2022, respectively, which included amortization expense for internal-use software of $0.7 million and $1.3 million, respectively.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Accrued Expenses
As of June 30, 2023 and December 31, 2022, accrued expenses consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Shipping	$3,038	$3,597
Salaries & benefits	2,196	1,862
Restructuring charges	2,004	—
Sales & use taxes payable	1,099	1,378
Allowance for transaction losses	1,226	1,327
Payment processor fees	467	970
Allowance for e-commerce returns	395	438
Other	999	1,189
Total accrued expenses	$11,424	$10,761

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
The Company accounts for lease and non-lease components related to operating leases as a single lease component. The Company has elected that costs associated with leases having an initial term of 12 months or less ("short-term leases") are recognized in the condensed consolidated statements of operations on a straight-line basis over the lease term and are not recorded on the balance sheet. Lease expense is recognized as a single lease cost on a straight-line basis over the lease term. The lease term consists of non-cancelable periods and may include options, including those to extend or terminate, if it is reasonably certain they will be exercised.
The Company’s operating lease arrangements are principally for office space in its New York City headquarters. As of June 30, 2023, the Company had $20.7 million of operating lease right-of-use assets, $2.9 million and $20.2 million of current and non-current operating lease liabilities, respectively, and no finance leases on its condensed consolidated balance sheet. These operating lease arrangements, included in the measurement of lease liabilities, had a weighted-average remaining lease term of 6.5 years, a weighted-average discount rate of 5.9%, and do not reflect options to extend or terminate, as management does not consider the exercise of these options to be reasonably certain. As of December 31, 2022, the Company had $22.0 million of operating lease right-of-use assets, $2.8 million and $21.7 million of current and non-current operating lease liabilities, respectively, and no finance leases on its condensed consolidated balance sheet.
During the three and six months ended June 30, 2023, the Company paid $1.0 million and $2.0 million, respectively, for amounts included in the measurement of lease liabilities, and $1.1 million and $2.1 million during the three and six months ended June 30, 2022, respectively. The Company did not enter into any new lease arrangements during the three and six months ended June 30, 2023 or 2022.
The Company recognized lease expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease expense	$966	$983	$1,988	$1,987
Short-term lease expense	33	41	54	78
Variable lease expense	321	249	576	489
Total lease expense	$1,320	$1,273	$2,618	$2,554

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2023, the total remaining operating lease payments included in the measurement of lease liabilities was as follows (in thousands):

Fiscal Year Ending December 31,	Operating Lease Payments
2023 (remaining)	$2,039
2024	4,114
2025	4,292
2026	4,292
2027	4,292
Thereafter	8,583
Total operating lease payments	27,612
Less: imputed interest	(4,530)
Total lease liabilities	$23,082
8. Other Current Liabilities
As of June 30, 2023 and December 31, 2022, other current liabilities consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Sales and use tax contingencies	$1,920	$1,863
Buyer deposits	609	318
Deferred revenue	87	140
Other	159	108
Total other current liabilities	$2,775	$2,429
9. Equity
As of June 30, 2023 and December 31, 2022, the Company had reserved shares of common stock for issuance in connection with the following:

	June 30, 2023	December 31, 2022
Options to purchase common stock	4,003,501	4,034,287
Restricted stock units	4,529,829	2,807,981
Shares available for future grant under the 2021 Plan	2,646,947	3,151,824
Shares available for future grant under the ESPP	1,572,504	1,179,902
Total	12,752,781	11,173,994
Preferred Stock
Effective June 14, 2021, in connection with the closing of the Company’s IPO, the Company’s board of directors (“Board”) is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share, in one or more series. The Company's Board has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. As of June 30, 2023 and December 31, 2022, no shares of preferred stock were issued or outstanding.
Common Stock
As of June 30, 2023 and December 31, 2022, the Company had authorized 400,000,000 shares of voting common stock, $0.01 par value per share. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Board out of legally available funds. If there is a liquidation, dissolution, or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock. The rights, preferences, and privileges of

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.
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
2021 Stock Incentive Plan
In May 2021, the Company's Board adopted, and its stockholders approved, the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective upon the SEC declaring the Company’s IPO registration statement effective. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options, restricted share awards, stock unit awards, stock appreciation rights, cash-based awards, and performance-based stock awards, or collectively, stock awards. ISOs may be granted only to the Company’s employees, including officers, and the employees of its parent or subsidiaries. All other stock awards may be granted to the Company’s employees, officers, non-employee directors, consultants, and the employees and consultants of its parent, subsidiaries, and affiliates.
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
As of June 30, 2023, 2,646,947 shares were available for future grants of the Company’s common stock.
Stock Option Valuation
No stock options were granted during the three and six months ended June 30, 2023. On a weighted-average basis, the assumptions used in the Black Scholes option-pricing model to determine the grant date fair value of the options granted to the

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company’s employees were an expected term of 6 years, an expected stock price volatility of 64.6%, and a risk-free interest rate of 2.3% for both the three and six months ended June 30, 2022.
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	4,034,287	$6.90	6.9	$1,625
Granted	—	$—
Exercised	(8,978)	$3.92
Cancelled/Forfeited	(21,808)	$8.11
Outstanding as of June 30, 2023	4,003,501	$6.90	6.3	$—
Options exercisable as of June 30, 2023	2,722,036	$6.14	5.4	$—
Options vested and expected to vest as of June 30, 2023	4,003,501	$6.90	6.3	$—
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.
The aggregate intrinsic value of stock options exercised was less than $0.1 million during each of the three and six months ended June 30, 2023, and $0.6 million and $0.9 million during the three and six months ended June 30, 2022, respectively. The weighted-average grant date fair value per share of stock options granted was $4.43 for both the three and six months ended June 30, 2022.
The total fair value of stock options vested was $1.2 million and $2.0 million during the three and six months ended June 30, 2023, respectively, and $1.3 million and $2.6 million during the three and six months ended June 30, 2022, respectively.
The stock options granted during the fiscal year ended December 31, 2021 included 615,997 stock options granted to executive officers that include a performance condition related to a sale event or initial public offering occurring before December 31, 2021 in addition to the standard service condition. These options will vest over four years, with approximately 21% vested on January 1, 2022, and the balance vesting ratably over the remaining 38 months. Stock-based compensation expense of $0.2 million and $0.3 million was recognized for options having a performance condition during the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.4 million during the three and six months ended June 30, 2022, respectively.
Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock units:

	Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2022	2,807,981	$7.85
Granted	2,914,195	3.95
Vested	(767,847)	6.78
Cancelled	(424,500)	7.33
Outstanding as of June 30, 2023	4,529,829	$5.57
The estimated weighted-average grant date fair value of restricted stock units granted was $3.65 and $3.95 per share for the three and six months ended June 30, 2023, and $6.97 and $7.64 per share for the three and six months ended June 30, 2022, respectively. The total grant date fair value of restricted stock units vested was $3.1 million and $5.2 million for the three and six months ended June 30, 2023, respectively, and $2.2 million for both the three and six months ended June 30, 2022.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Employee Stock Purchase Plan
In May 2021, the Company's Board adopted, and its stockholders approved, the Company's 2021 Employee Stock Purchase Plan (the "ESPP"). A total of 1,572,504 shares of the Company's authorized but unissued or reacquired shares of its common stock (as adjusted for stock splits, stock dividends, combinations, and the like) are available for issuance under the ESPP. The number of shares of the Company's common stock that will be available for issuance under the ESPP also includes an annual increase on the first day of each fiscal year, for a period of not more than 10 years, beginning on January 1, 2022, equal to the least of: (i) 1% of the outstanding shares of the Company’s common stock on such date, (ii) 400,000 shares (as adjusted for stock splits, stock dividends, combinations, and the like) or (iii) a lesser amount determined by the Compensation Committee or the Company’s Board of Directors. On January 1, 2023, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 392,602 shares.
During regularly scheduled “offerings” under the ESPP, participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation, or such lower limit as may be determined by the Compensation Committee from time to time. Participants will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering. Participation in the ESPP will end automatically on termination of employment. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date, whichever is less. The fair market value of the Company’s common stock for this purpose will generally be the closing price on Nasdaq (or such other exchange as the Company’s common stock may be traded at the relevant time) for the date in question, or if such date is not a trading day, for the last trading day before the date in question. As of June 30, 2023, an initial offering period has not commenced, and for the three and six months ended June 30, 2023, no shares of common stock were purchased under the ESPP.
Stock-Based Compensation Expense
The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statements of operations:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$88	$170	$237	$253
Sales and marketing	742	760	1,449	1,061
Technology development	959	1,299	2,010	1,731
General and administrative	1,463	934	2,662	1,463
Total stock-based compensation expense	$3,252	$3,163	$6,358	$4,508
Stock-based compensation capitalized in connection with the Company’s internal-use software was less than $0.1 million for each of the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, total unrecognized compensation expense related to unvested stock-based awards was $31.2 million, which is expected to be recognized over a weighted-average period of 2.7 years.
11. Income Taxes
The income tax provision was immaterial for the three and six months ended June 30, 2023 and 2022 due to the net loss before income taxes incurred for the fiscal year ended December 31, 2022 and expected to be incurred for the fiscal year ending December 31, 2023, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets. There were no material liabilities for interest and penalties accrued as of June 30, 2023.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Numerator:
Net loss	$(8,320)	$(289)	$(16,453)	$(6,649)
Denominator:
Weighted average common shares outstanding—basic and diluted	39,642,725	38,170,396	39,487,496	38,100,731
Net loss per share—basic and diluted	$(0.21)	$(0.01)	$(0.42)	$(0.17)
The Company’s potentially dilutive securities, which include outstanding stock options and restricted stock units have been excluded from the computation of diluted net loss per share from each period as including them would have had an anti-dilutive effect. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potentially dilutive securities for each period presented:

	June 30,
	2023	2022
Options to purchase common stock	4,003,501	4,364,724
Restricted stock units	4,529,829	3,321,186
Total	8,533,330	7,685,910
13. Commitments and Contingencies
Contractual Obligations
The Company has $30.5 million of non-cancelable contractual commitments as of June 30, 2023, primarily related to its operating lease agreement for its corporate headquarters in New York, NY, as well as other software and support services. For those agreements with variable terms, the Company does not estimate what the total obligation may be beyond any minimum obligations. The following table represents the Company’s commitments under its purchase obligations as of June 30, 2023 (in thousands):

Fiscal Year Ending December 31,	Lease Obligations	Other Obligations	Total Obligations
2023 (remaining)	$2,039	$1,086	$3,125
2024	4,114	1,291	5,405
2025	4,292	506	4,798
2026	4,292	33	4,325
2027	4,292	—	4,292
Thereafter	8,583	—	8,583
Total	$27,612	$2,916	$30,528
Legal Proceedings
The Company is subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where the Company believes a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible. The Company does not believe that it is party to any pending legal proceedings that are likely to have a material effect on its business, financial condition, or results of operations for the three and six months ended June 30, 2023 and 2022.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Subsequent Events
Subsequent to the balance sheet date, in August 2023, the Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $20.0 million of its common stock (the “August 2023 Stock Repurchase Program”). The August 2023 Stock Repurchase Program does not have a time limit and may be modified, suspended or terminated at any time.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
GMV	$89,864	$104,803	$186,922	$222,301
Number of Orders	32,401	35,484	67,786	74,876
Active Buyers	64,984	69,273	64,984	69,273
Adjusted EBITDA (unaudited)	$(4,579)	$(6,071)	$(9,833)	$(10,739)
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
Adjusted EBITDA
We define Adjusted EBITDA as net loss excluding depreciation and amortization, stock-based compensation expense, other income (expense), net, provision for income taxes, gain on sale of business, and strategic alternative expenses. Adjusted EBITDA is a key performance measure used by our management and board of directors to assess our operating performance and the operating leverage of our business. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the income and expenses that we exclude from Adjusted EBITDA. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to key financial metrics used by our management in their financial and operational decision-making. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.
Subsequent Events
In August 2023, the Board of Directors approved a new stock repurchase program authorizing us to repurchase up to $20.0 million of its common stock. See Note 14 Subsequent Events for further information.
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
Cost of Revenue
Cost of revenue includes payment processor fees and hosting expenses. Cost of revenue also includes expenses associated with payroll, employee benefits, stock-based compensation, other headcount-related expenses associated with operations personnel supporting revenue-related operations and logistics, consulting costs, and amortization expense related to our capitalized internal-use software.
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

Results of Operations
The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$20,921	$24,576	$43,099	$51,163
Cost of revenue	6,327	7,953	13,634	15,630
Gross profit	14,594	16,623	29,465	35,533
Operating expenses:
Sales and marketing	9,791	11,268	19,596	23,067
Technology development	6,889	6,587	12,684	12,348
General and administrative	7,463	7,497	15,551	13,904
Provision for transaction losses	888	1,575	2,252	3,249
Gain on sale of Design Manager	—	(9,684)	—	(9,684)
Total operating expenses	25,031	17,243	50,083	42,884
Loss from operations	(10,437)	(620)	(20,618)	(7,351)
Other income (expense), net:
Interest income	1,645	172	3,176	226
Interest expense	—	(4)	—	(8)
Other, net	472	163	989	484
Total other income (expense), net	2,117	331	4,165	702
Net loss before income taxes	(8,320)	(289)	(16,453)	(6,649)
Provision for income taxes	—	—	—	—
Net loss	$(8,320)	$(289)	$(16,453)	$(6,649)
The following table summarizes our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	100%	100%	100%	100%
Cost of revenue	30	32	32	31
Gross profit	70	68	68	69
Operating expenses:
Sales and marketing	47	46	46	45
Technology development	33	27	29	24
General and administrative	36	31	36	27
Provision for transaction losses	4	6	5	6
Gain on sale of Design Manager	—	(39)	—	(19)
Total operating expenses	120	71	116	83
Loss from operations	(50)	(3)	(48)	(14)
Other income (expense), net:
Interest income	8	1	8	—
Interest expense	—	—	—	—
Other, net	2	1	2	1
Total other income (expense), net	10	2	10	1
Net loss before income taxes	(40)	(1)	(38)	(13)
Provision for income taxes	—	—	—	—
Net loss	(40)%	(1)%	(38)%	(13)%

Comparison of the Three Months Ended June 30, 2023 and 2022
Net Revenue

	Three Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Net revenue	$20,921	$24,576	$(3,655)	(15)%
Net revenue was $20.9 million for the three months ended June 30, 2023, as compared to $24.6 million for the three months ended June 30, 2022. The decrease of $3.7 million, or 15%, was primarily due to a $2.8 million decrease in seller marketplace services revenue, which was due to a decrease in marketplace transaction fees resulting from the decrease in our GMV. We believe our GMV and net revenue have been impacted negatively, both directly and indirectly, by macroeconomic factors, including significant capital market volatility, significant housing market volatility, rising interest rates, inflation, global economic and geopolitical developments and the changing consumer behaviors as a result of the COVID-19 pandemic; however, these impacts are difficult to isolate and quantify. Additionally, there was a $0.7 million decrease in software services as a result of the sale of Design Manager in June 2022.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 71% and 69% of our net revenue for the three months ended June 30, 2023 and 2022, respectively. Subscription fees accounted for 24% of our net revenue for both three months ended June 30, 2023 and 2022, respectively.
Cost of Revenue

	Three Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Cost of revenue	$6,327	$7,953	$(1,626)	(20)%
Cost of revenue was $6.3 million for the three months ended June 30, 2023, as compared to $8.0 million for the three months ended June 30, 2022. The decrease of $1.6 million, or 20%, was primarily driven by a $0.5 million decrease in credit card processing fees due to the decrease in net revenue, a $0.4 million decrease in shipping expenses, and a $0.3 million decrease in depreciation expense. Additionally, there was a net $0.3 million decrease in salaries and benefits resulting from decreases in headcount from the prior period. This net decrease also includes one-time restructuring charges of $0.1 million recorded in June 2023 related to the reduction in workforce. Additional cost savings as a result of the restructuring were not fully realized in the three months ended June 30, 2023, as the headcount reductions were not in effect until the end of June 2023.
Gross Profit and Gross Margin
Gross profit was $14.6 million and gross margin was 69.8% for the three months ended June 30, 2023, as compared to gross profit of $16.6 million and gross margin of 67.6% for the three months ended June 30, 2022. The decrease in gross profit for the three months ended June 30, 2023 was primarily driven by net revenue decreasing $2.0 million more than cost of revenue, as outlined above. The increase in gross margin percentage was primarily driven by cost of revenue decreasing at a faster pace than net revenue, as outlined above.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$9,791	$11,268	$(1,477)	(13)%
Sales and marketing expense was $9.8 million for the three months ended June 30, 2023, as compared to $11.3 million for the three months ended June 30, 2022. The decrease of $1.5 million, or 13%, was primarily driven by decreases in discretionary expenses, including performance-based marketing and promotional campaigns of $1.9 million. These decreases were partially offset by a net $0.6 million increase in salaries and benefits, which includes one-time restructuring charges of $0.8 million recorded in June 2023 related to the reduction in workforce. Additional cost savings as a result of the restructuring were not fully realized in the three months ended June 30, 2023, as the headcount reductions were not in effect until the end of June 2023.

Technology Development

	Three Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Technology development	$6,889	$6,587	$302	5%
Technology development expense was $6.9 million for the three months ended June 30, 2023 as compared to $6.6 million for the three months ended June 30, 2022. The increase of $0.3 million, or 5%, was primarily driven by a net increase in salaries and benefits of $0.8 million, which includes one-time restructuring charges of $1.0 million recorded in June 2023 related to the reduction in workforce. These increases were partially offset by a $0.3 million decrease in stock-based compensation expense. Additional cost savings as a result of the restructuring were not fully realized in the three months ended June 30, 2023, as the headcount reductions were not in effect until the end of June 2023.
General and Administrative

	Three Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
General and administrative	$7,463	$7,497	$(34)	—%
General and administrative expense was $7.5 million for each of the three months ended June 30, 2023, and 2022. There were nominal decreases in legal and professional fees due to the Design Manager sale in the prior year, as well as a decrease in liability insurance expense. These decreases were partially offset by nominal increases in salaries and benefits as well as stock-based compensation due to our annual compensation refreshes which occur each March.
Provision for Transaction Losses

	Three Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Provision for transaction losses	$888	$1,575	$(687)	(44)%
Provision for transaction losses was $0.9 million for the three months ended June 30, 2023, as compared to $1.6 million for the three months ended June 30, 2022. The decrease of $0.7 million, or 44%, was primarily driven by the decrease in GMV and a decrease in damage claims.
Other Income (Expense), Net

	Three Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Total other income (expense), net	$2,117	$331	$1,786	540%
Other income (expense), net was $2.1 million for the three months ended June 30, 2023, as compared to $0.3 million for the three months ended June 30, 2022. The increase of $1.8 million, or 540%, was primarily driven by an increase in interest income due to our strategic shift of cash to cash equivalents and short-term investments with higher rates of return.
Comparison of the Six Months Ended June 30, 2023 and 2022
Net Revenue

	Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Net revenue	$43,099	$51,163	$(8,064)	(16)%
Net revenue was $43.1 million for the six months ended June 30, 2023, as compared to $51.2 million for the six months ended June 30, 2022. The decrease of $8.1 million, or 16%, was primarily driven by a decrease in seller marketplace services revenue of $6.3 million, which was due to a decrease in marketplace transaction fees resulting from the decrease in our GMV. We believe our GMV and net revenue have been impacted negatively, both directly and indirectly, by macroeconomic factors, including significant capital market volatility, significant housing market volatility, rising interest rates, inflation, global economic and geopolitical developments and the changing consumer behaviors as a result of the COVID-19 pandemic; however, these impacts are difficult to isolate and quantify. Additionally, there was a $1.4 million decrease in software services as a result of the sale of Design Manager in June 2022.

Our marketplace transaction fees represent the majority of our net revenue and accounted for 71% and 70% of our net revenue for the six months ended June 30, 2023 and 2022, respectively. Subscription fees accounted for 24% of our net revenue for both the six months ended June 30, 2023 and 2022, respectively.
Cost of Revenue

	Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Cost of revenue	$13,634	$15,630	$(1,996)	(13)%
Cost of revenue was $13.6 million for the six months ended June 30, 2023, as compared to $15.6 million for the six months ended June 30, 2022. The decrease of $2.0 million, or 13%, was primarily driven by a $1.0 million decrease in credit card processing fees due to the decrease in net revenue and a $0.5 million decrease in shipping expenses. Additionally, there was a net $0.5 million decrease in salaries and benefits resulting from decreases in headcount from the prior period. This net decrease also includes one-time restructuring charges of $0.1 million recorded in June 2023 related to the reduction in workforce. Additional cost savings as a result of the restructuring were not fully realized in the six months ended June 30, 2023, as the headcount reductions were not in effect until the end of June 2023.
Gross Profit and Gross Margin
Gross profit was $29.5 million and gross margin was 68.4% for the six months ended June 30, 2023, as compared to gross profit of $35.5 million and gross margin of 69.5% for the six months ended June 30, 2022. The decreases in gross profit and gross margin for the six months ended June 30, 2023 were primarily driven by the decrease in net revenue which was greater in magnitude and as a percentage than the decrease in cost of revenue, as outlined above.
Operating Expenses
Sales and Marketing

	Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$19,596	$23,067	$(3,471)	(15)%
Sales and marketing expense was $19.6 million for the six months ended June 30, 2023, as compared to $23.1 million for the six months ended June 30, 2022. The decrease of $3.5 million, or 15%, was primarily driven by decreases in discretionary expenses, including performance-based marketing and promotional campaigns of $3.9 million. These decreases were partially offset by a net $0.6 million increase in salaries and benefits, which includes one-time restructuring charges of $0.8 million recorded in June 2023 related to the reduction in workforce. Additional cost savings as a result of the restructuring were not fully realized in the six months ended June 30, 2023, as the headcount reductions were not in effect until the end of June 2023.
Technology Development

	Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Technology development	$12,684	$12,348	$336	3%
Technology development expense was $12.7 million for the six months ended June 30, 2023, as compared to $12.3 million for the six months ended June 30, 2022. The increase of $0.3 million, or 3%, was primarily driven by a net increase in salaries and benefits of $0.8 million, which includes one-time restructuring charges of $1.0 million recorded in June 2023 related to the reduction in workforce. Additional cost savings as a result of the restructuring were not fully realized in the six months ended June 30, 2023, as the headcount reductions were not in effect until the end of June 2023. These increases were partially offset by a $0.5 million decrease in consulting costs.
General and Administrative

	Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
General and administrative	$15,551	$13,904	$1,647	12%
General and administrative expense was $15.6 million for the six months ended June 30, 2023, as compared to $13.9 million for the six months ended June 30, 2022. The increase of $1.6 million, or 12%, was primarily driven by a $1.2 million increase in stock-based compensation expense and a $0.5 million increase in salaries and benefits due to our annual compensation refreshes which occur each March.

Provision for Transaction Losses

	Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Provision for transaction losses	$2,252	$3,249	$(997)	(31)%
Provision for transaction losses was $2.3 million for the six months ended June 30, 2023, as compared to $3.2 million for the six months ended June 30, 2022. The decrease of $1.0 million, or 31%, was primarily driven by the decrease in GMV and a decrease in damage claims.
Other Income (Expense), Net

	Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Total other income (expense), net	$4,165	$702	$3,463	493%
Other income (expense), net was $4.2 million for the six months ended June 30, 2023, as compared to $0.7 million for the six months ended June 30, 2022. The increase of $3.5 million, or 493%, was primarily driven by an increase in interest income due to our strategic shift of cash to cash equivalents and short-term investments with higher rates of return.
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
•The exclusion of gain on sale of Design Manager, which is a one-time sale of our wholly owned subsidiary; and
•The exclusion of strategic alternative expenses in connection with capital return strategies, buy- and sell-side mergers and acquisitions and partnerships, sale of a business or subsidiary, business optimization costs related to revisions of operational objectives and priorities, cost saving initiatives, restructuring charges, and integration costs, in all cases outside the ordinary course.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.

We define Adjusted EBITDA as our net loss, excluding: (1) depreciation and amortization; (2) stock-based compensation expense; (3) other income, net; (4) provision for income taxes; (5) gain on sale of business; and (6) strategic alternative expenses. The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(8,320)	$(289)	$(16,453)	$(6,649)
Depreciation and amortization	427	763	1,366	1,481
Stock-based compensation expense	3,252	3,163	6,358	4,508
Other income, net	(2,117)	(331)	(4,165)	(702)
Provision for income taxes	—	—	—	—
Gain on sale of Design Manager	—	(9,684)	—	(9,684)
Strategic alternative expenses	2,179	307	3,061	307
Adjusted EBITDA	$(4,579)	$(6,071)	$(9,833)	$(10,739)
Liquidity and Capital Resources
As of June 30, 2023, we had cash, cash equivalents and short-term investments of $145.9 million and an accumulated deficit of $307.5 million. Net cash used in operating activities was $9.3 million in the six months ended June 30, 2023. We expect operating losses and negative cash flows from operations to continue in the foreseeable future as we continue to strategically invest in growth activities. Our principal use of cash is to fund our operations and platform development to support our strategic initiatives and potential share repurchases under the August 2023 Stock Repurchase Program.
Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations and capital expenditure requirements through at least the next 12 months. We expect to continue to incur substantial expenditures in the near term to support our ongoing activities. While management believes that our current cash, cash equivalents and short-term investments are sufficient to fund our operating expenses, capital expenditure requirements and any potential share repurchases under the August 2023 Stock Repurchase Program for at least the next 12 months, we may need to borrow funds or raise additional equity to achieve our longer-term business objectives.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(9,268)	$(18,340)
Net cash (used in) provided by investing activities	(100,292)	13,382
Net cash provided by financing activities	35	1,239
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	227	(314)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(109,298)	$(4,033)
Cash Flows from Operating Activities
Net cash used in operating activities was $9.3 million for the six months ended June 30, 2023, and was driven primarily by net revenue decreasing at a faster pace than operating expenses as described in the “Results of Operations” section. Our changes in operating assets and liabilities were impacted by a negative change in operating lease liabilities of $1.4 million due to the continued lease payments on our NYC headquarters, partially offset by a positive change in accounts payable and accrued expenses of $1.3 million due to the timing of invoices and payments.
Net cash used in operating activities was $18.3 million for the six months ended June 30, 2022, and was driven primarily by the cash impact of net loss and negative changes in our operating assets and liabilities, including a $4 million change in prepaid expenses and other current assets due to the timing of payments of our annual contracts, a $2.4 million payables due to sellers, and a $1.2 million change in receivables from payment processors due to the timing of orders confirming and payments to our sellers.
Cash Flows from Investing Activities
Net cash used in investing activities was $100.3 million for the six months ended June 30, 2023, and was driven primarily by $110.4 million of purchases of short-term investments.
Net cash provided by investing activities was $13.4 million for the six months ended June 30, 2022, and was driven primarily by the $14.6 million proceeds from the sale of Design Manager.
Cash Flows from Financing Activities
Net cash provided by financing activities was less than $0.1 million for the six months ended June 30, 2023, as compared to $1.2 million for the six months ended June 30, 2022 and was related to proceeds from the exercise of stock options in both periods.
Reduction in Force
In June 2023, we announced a workforce reduction designed to reduce operating costs and realign investment priorities involving the reduction of approximately 20% of our global workforce. As a result of the reduction, we incurred approximately $2.0 million in non-recurring restructuring charges in the three months ended June 30, 2023, consisting primarily of employee severance and benefits costs. As of June 30, 2023, no amounts have been paid and we expect to complete payments over the next 12 months. While we are still evaluating the estimated cost savings from these actions, the Company currently estimates this may generate annualized cost savings relating to salaries and benefits of approximately $9.0 million starting in the third quarter of 2023. These estimated annualized savings excludes the effects of potential increases in salaries and benefits for current employees or new hires. See Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” for further information.
Contractual Obligations
As of June 30, 2023, there were no material changes in commitments under contractual obligations compared to the contractual obligations disclosed in our Form 10-K.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks are described below. At times, our cash balances with individual banking institutions are in excess of federally insured limits. We have not experienced any credit losses related to our cash, cash equivalents, and short-term investments balances.
Interest Rate Sensitivity
Interest rate risk relates to the loss we could incur in our cash portfolios due to a change in interest rates. As of June 30, 2023, we had cash, cash equivalents and short-term investments of $145.9 million. We generally hold our cash for immediate operating needs in non-interest bearing checking accounts and the majority of the remaining cash and cash equivalents are held in interest bearing money market funds. Due to the nature of our cash, cash equivalents and short-term investments, we would expect a hypothetical 100 basis point change in interest rates may result in an approximate $0.5 million change in our cash, cash equivalents and short-term investments. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.
Our principal use of cash, cash equivalents and short-term investments is to fund our operations and platform development to support our strategic initiatives and the remainder are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, Euros, and British pounds, depending on the currency selection of the seller. Our cost of revenue and operating expenses are primarily denominated in U.S. dollars. As our online marketplace continues to grow globally, our results of operations and cash flows may be subject to fluctuations due to the change in foreign exchange rates. To date, fluctuations due to changes in the Euro and British pound have not been significant, but we may experience material foreign exchange gains and losses in our statement of operations in the future. As of June 30, 2023, we would expect that a 10% increase or decrease in current exchange rates would not result in more than a $1.5 million change in revenue, a $0.5 million change in operating expenses, and a $0.3 million change in assets and liabilities.
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated by requiring upfront payment for many of our services and due to our diverse customer base, dispersed over various geographic regions and industrial sectors. For the three and six months ended June 30, 2023 and 2022, no single customer accounted for more than 10% of our net revenue. We maintain provisions for potential credit losses and such losses to date have been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We incurred net losses of $22.5 million, $21.0 million, and $12.5 million during the fiscal years ended December 31, 2022, 2021, and 2020, respectively, and $16.5 million and $6.6 million during the six months ended June 30, 2023 and 2022, respectively. We had an accumulated deficit of $307.5 million as of June 30, 2023. We expect to incur significant losses in the future. We will need to generate and sustain increased revenue levels or reduce operating costs materially in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. Our operating expenses may increase substantially in the foreseeable future to the extent necessary that we may hire additional employees, invest in expanding our seller and buyer base and deepening our existing seller and buyer relationships, expand across and within product verticals, increase our marketing efforts and brand awareness, and invest in expanding our international operations. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These expenditures will make it more difficult for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we were to reduce our expenses, it could negatively impact our growth and growth strategy. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
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
We have experienced fluctuations in our net revenue growth, with net revenue of $96.8 million, $102.7 million and $81.9 million during the fiscal years ended December 31, 2022, 2021, and 2020, respectively, and with net revenue of $43.1 million and $51.2 million during the six months ended June 30, 2023 and 2022, respectively. You should not rely on our net revenue for any previous quarterly or annual period as any indication of our net revenue or revenue growth in future periods. As we grow our business, our net revenue growth rates have and may in the future decelerate compared to prior years for a number of reasons, which may include more challenging comparisons to prior periods as our net revenue grows, slowing demand for our online marketplace, increasing competition, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, notwithstanding the general increase in online transactions, including for luxury purchases, our growth rates are likely to experience increased volatility, and may decelerate, in future periods.

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
Sellers work with a number of third-party services to deliver their items to buyers, including FedEx, UPS, and the United States Postal Service. Anything that prevents timely delivery of goods to buyers could harm sellers and could negatively affect our reputation. Delays or interruptions may be caused by events that are beyond the control of the delivery services, such as inclement weather, natural disasters, transportation disruptions, delays in customs inspections, terrorism, public health crises such as the COVID-19 pandemic, or labor unrest. For example, in the event a potential third-party strike occurs, this may cause orders to be lost or delivered late, which could result in canceled customer orders, reduced GMV and net revenue, and negatively impact net loss. It is possible that a potential third-party strike could also result in increased shipping costs and buyer accommodations. These potential impacts may have a material adverse effect on our business, financial condition, including on our financial statements of operations and cash flow, operating results, and liquidity. The delivery services could also be affected by industry consolidation, insolvency, or government shut-downs. Although we have agreements with certain delivery services that enable us to provide pre-paid shipping labels as a convenience to sellers, our agreements do not require these providers to offer delivery services to sellers. Further, our competitors could obtain preferential rates or shipping services, causing sellers to pay higher shipping costs or find alternative delivery services. If the items sold through our online marketplace are not delivered in proper condition, on a timely basis or at shipping rates that buyers are willing to pay, our reputation and our business could be adversely affected.
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
We rely in part on digital advertising, including search engine marketing, to promote awareness of our online marketplace, grow our business, attract new, and increase engagement with existing, sellers and buyers. In particular, we rely on search engines, such as Google, and the major mobile app stores as important marketing channels. Search engine companies change their search algorithms periodically, and our ranking in searches may be adversely impacted by those changes. Search engine companies or app stores may also determine that we are not in compliance with their guidelines and penalize us as a result. If search engines change their algorithms, terms of service, display or the featuring of search results, determine we are out of compliance with their terms of service or if competition increases for advertisements, we may be unable to cost-effectively add sellers and buyers to our website and apps. Our relationships with our marketing vendors are not long-term in nature and do not require any specific performance commitments. In addition, many of our online advertising vendors provide advertising services to other companies, including companies with whom we may compete. As competition for online advertising has increased, the cost for some of these services has also increased. Our marketing initiatives may become increasingly expensive and generating a return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, such increases may not offset the additional marketing expenses we incur.
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
We have experienced rapid growth in our business in the past, such as in the number of sellers and the number of countries in which we have sellers and buyers, and we intend to continue to focus on growth, both in the United States and abroad. The growth of our business, if any, places significant demands on our management team and pressure to expand our operational and financial infrastructure. As we continue to grow, our operating expenses will increase. If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed. In addition, we have in the past experienced, and may in the future experience, slower growth rates. For example, our net revenue decreased in the second quarter of 2023 as compared to the second quarter of 2022. Although we continue to focus on growth and are evaluating various approaches and alternatives to execute on our business strategies, the outcome of such evaluation or impact of any subsequent actions, if any, is uncertain. Failure to sustain or increase the growth of our business or to execute our business strategies would likely materially and adversely impact our business, financial condition, and results of operations.
We may require additional capital to support business growth, and we may be unable to obtain additional capital on acceptable terms, if at all, and any additional financing may dilute existing stockholders.
We believe that our existing cash, cash equivalents and short-term investments, together with any cash generated from operations, will be enough to meet our anticipated cash needs for at least the next 12 months. We may require additional capital to grow our business, including the need to develop our online marketplace services, expand across and within product verticals, enhance our operating infrastructure, expand the markets in which we operate, and potentially acquire complementary businesses and technologies. Our future capital requirements will depend on many factors, including the emergence of competing online marketplaces and other adverse marketing developments; the timing and extent of our sales and marketing and technology and development expenditures; and any investments or acquisitions we may choose to pursue in the future. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or issuances of convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could suffer.
If we fail to attract and retain key personnel on our executive team or to effectively manage leadership succession, our business, financial condition, and results of operations could be adversely impacted.
Our success depends in part on our ability to attract and retain key personnel on our executive team, including our Chief Executive Officer, David S. Rosenblatt. Senior employees have left our company in the past and others may in the future. We often cannot anticipate such departures and may not be able to promptly replace key leadership personnel. The loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business. Our key personnel are generally employed on an “at-will” basis.
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
Additionally, the luxury design products our sellers sell could be subject to recalls and other remedial actions and product safety, labeling, and licensing concerns may require us to voluntarily remove selected items from our online marketplace. Such recalls or voluntary removal of items can result in, among other things, lost sales, diverted resources, potential harm to our reputation, and increased customer service costs and legal expenses, which could harm our results of operations.
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
We have incurred substantial net operating losses (“NOLs”), during our history. Unused NOLs may carry forward to offset future taxable income if we achieve profitability in the future, unless such NOLs expire under applicable tax laws. However, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs and other pre-change tax attributes to offset its post-change taxable income or other taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the company. We completed formal studies through December 31, 2022 to determine if any ownership changes within the meaning of Sections 382 and 383 of the Code have occurred. As a result of the studies, we determined that although we experienced an ownership change on July 28, 2015, the limitation from the ownership change will not result in any of the NOLs or tax credits expiring unutilized. No additional ownership changes have occurred through the date of the most recent study. It is possible that we may experience an ownership change as a result of this study. In the event that we experience an ownership change within the meaning of Sections 382 and 383 of the Code as a result of the study or any future transactions in our stock, then we may be limited in our ability to use our NOL carryforwards to offset our future taxable income, if any.
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

•other events or factors, including those resulting from global health crises such as the COVID-19 pandemic, war, incidents of terrorism, or responses to these events; and
•any other factors discussed in this Quarterly Report on Form 10-Q or other periodic reports and filings we make with the SEC, including our most recent Annual Report on Form 10-K.
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

1STDIBS.COM, INC.

/s/ Thomas Etergino
Date: August 10, 2023	Thomas Etergino Chief Financial Officer (Principal Financial Officer)