Form 10-Q
period 2023-09-30
1stdibs.com, Inc.
filed 2023-11-09
CIK 1600641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number 333-256188
1STDIBS.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3389618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 Astor Place, 3rd Floor New York, New York	10003
(Address of Principal Executive Offices)	(Zip Code)
(212) 627-3927
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	DIBS	Nasdaq Global Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of October 27, 2023, the registrant had 39,981,248 shares of common stock, $0.01 par value per share outstanding.

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
•the timing and amount of share repurchases;
•the effect of catastrophic events or geopolitical conditions, such as the COVID-19 pandemic, including the uncertainty with respect to potential resurgences, on our business and operations;
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
•adverse economic or market conditions that may harm our business;

•exposure to increased economic and operational uncertainties from operating a global business, including the effects of foreign currency exchange;
•the dependence of our business on our ability to attract and retain talented employees;
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
1STDIBS.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$32,442	$153,209
Short-term investments	110,552	—
Restricted cash, current	—	1,500
Accounts receivable, net of allowance for doubtful accounts of $195 and $113 at September 30, 2023 and December 31, 2022, respectively	693	972
Prepaid expenses	2,612	3,506
Receivables from payment processors	3,475	2,476
Other current assets	942	800
Total current assets	150,716	162,463
Restricted cash, non-current	3,336	3,334
Property and equipment, net	3,283	3,685
Operating lease right-of-use assets	20,073	21,990
Goodwill	4,082	4,075
Other assets	1,286	249
Total assets	$182,776	$195,796
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,325	$2,905
Payables due to sellers	7,789	7,185
Accrued expenses	11,323	10,761
Operating lease liabilities, current	2,891	2,770
Other current liabilities	2,633	2,429
Total current liabilities	26,961	26,050
Operating lease liabilities, non-current	19,494	21,678
Other liabilities	8	46
Total liabilities	46,463	47,774
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; zero shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 40,386,375 and 39,260,193 shares issued as of September 30, 2023 and December 31, 2022, respectively; and 40,051,416 and 39,260,193 outstanding as of September 30, 2023 and December 31, 2022, respectively	403	393
Treasury stock, at cost; 334,959 and zero shares as of September 30, 2023 and December 31, 2022, respectively	(1,377)	—
Additional paid-in capital	448,544	439,005
Accumulated deficit	(310,778)	(291,020)
Accumulated other comprehensive loss	(479)	(356)
Total stockholders’ equity	136,313	148,022
Total liabilities and stockholders’ equity	$182,776	$195,796
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$20,663	$22,729	$63,762	$73,892
Cost of revenue	5,510	7,278	19,144	22,908
Gross profit	15,153	15,451	44,618	50,984
Operating expenses:
Sales and marketing	8,411	11,072	28,007	34,139
Technology development	4,515	6,363	17,199	18,711
General and administrative	6,772	6,731	22,323	20,635
Provision for transaction losses	688	1,183	2,940	4,432
Gain on sale of Design Manager	—	—	—	(9,684)
Total operating expenses	20,386	25,349	70,469	68,233
Loss from operations	(5,233)	(9,898)	(25,851)	(17,249)
Other income, net:
Interest income	1,757	520	4,933	746
Interest expense	—	(3)	—	(11)
Other, net	171	353	1,160	837
Total other income, net	1,928	870	6,093	1,572
Net loss before income taxes	(3,305)	(9,028)	(19,758)	(15,677)
Provision for income taxes	—	—	—	—
Net loss	$(3,305)	$(9,028)	(19,758)	(15,677)
Net loss per share—basic and diluted	$(0.08)	$(0.23)	$(0.50)	$(0.41)
Weighted average common shares outstanding—basic and diluted	39,962,932	38,668,231	39,647,716	38,291,977
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(3,305)	$(9,028)	$(19,758)	$(15,677)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax of $0 for each of the three and nine months ended September 30, 2023 and 2022	(34)	(103)	9	(272)
Unrealized losses on short-term investments, net of tax of $0 for each of the three and nine months ended September 30, 2023 and 2022	(12)	—	(132)	—
Comprehensive loss	$(3,351)	$(9,131)	$(19,881)	$(15,949)
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2023	40,037,018	$400	$445,480	$(307,473)	$(433)	$—	$137,974
Issuance of common stock for exercise of stock options	11,000	—	43	—	—	—	43
Vested restricted stock units converted to common stock	338,357	3	(3)	—	—	—	—
Stock-based compensation	—	—	3,024	—	—	—	3024
Repurchase of common stock	(334,959)	—	—	—	—	(1,377)	(1377)
Other comprehensive loss	—	—	—	—	(46)	—	(46)
Net loss	—	—	—	(3,305)	—	—	(3305)
Balances as of September 30, 2023	40,051,416	$403	$448,544	$(310,778)	$(479)	$(1,377)	$136,313

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2022	39,260,193	$393	$439,005	$(291,020)	$(356)	$—	$148,022
Issuance of common stock for exercise of stock options	19,978	—	78	—	—	—	78
Vested restricted stock units converted to common shares	1,106,204	10	(10)	—	—	—	—
Stock-based compensation	—	—	9,471	—	—	—	9,471
Repurchase of common stock	(334,959)	—	—	—	—	(1,377)	(1,377)
Other comprehensive loss	—	—	—	—	(123)	—	(123)
Net loss	—	—	—	(19,758)	—	—	(19,758)
Balances as of September 30, 2023	40,051,416	$403	$448,544	$(310,778)	$(479)	$(1,377)	$136,313

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2022	38,573,212	$383	$431,513	$(275,131)	$(398)	$156,367
Issuance of common stock for exercise of stock options	78,011	1	308	—	—	309
Vested restricted stock units converted to common shares	245,228	—	—	—	—	—
Stock-based compensation	—	—	3,154	—	—	3,154
Other comprehensive loss	—	—	—	—	(103)	(103)
Net loss	—	—	—	(9,028)	—	(9,028)
Balances as of September 30, 2022	38,896,451	$384	$434,975	$(284,159)	$(501)	$150,699

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	37,991,529	$380	$425,769	$(268,482)	$(229)	$157,438
Issuance of common stock for exercise of stock options	396,089	4	1,544	—	—	1,548
Vested restricted stock units converted to common shares	508,833	—	—	—	—	—
Stock-based compensation	—	—	7,662	—	—	7,662
Other comprehensive loss	—	—	—	—	(272)	(272)
Net loss	—	—	—	(15,677)	—	(15,677)
Balances as of September 30, 2022	38,896,451	$384	$434,975	$(284,159)	$(501)	$150,699
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(19,758)	$(15,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,815	2,189
Stock-based compensation expense	9,340	7,662
Provision for transaction losses, returns and refunds	703	277
Amortization of costs to obtain revenue contracts	242	233
Amortization of operating lease right-of-use assets	1,917	1,891
Gain on sale of Design Manager	—	(9,684)
Amortization of (discounts) premiums, net on short-term investments	(2,366)	—
Other, net	(45)	517
Changes in operating assets and liabilities:
Accounts receivable	40	(151)
Prepaid expenses and other current assets	415	(1,448)
Receivables from payment processors	(999)	(619)
Other assets	(1,215)	(602)
Accounts payable and accrued expenses	(210)	(3,692)
Payables due to sellers	606	(977)
Operating lease liabilities	(2,063)	(2,036)
Other current liabilities and other liabilities	103	(293)
Net cash used in operating activities	(11,475)	(22,410)
Cash flows from investing activities:
Purchases of short-term investments	(166,471)	—
Maturities of short-term investments	58,153	—
Development of internal-use software	(1,215)	(1,688)
Purchases of property and equipment	(67)	(84)
Proceeds from sale of Design Manager	—	14,611
Other, net	—	(18)
Net cash (used in) provided by investing activities	(109,600)	12,821
Cash flows from financing activities:
Proceeds from exercise of stock options	78	1,548
Payments for repurchase of common stock	(1,312)	—
Net cash (used in) provided by financing activities	(1,234)	1,548
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	44	(689)
Net decrease in cash, cash equivalents, and restricted cash	(122,265)	(8,730)
Cash, cash equivalents, and restricted cash at beginning of the period	158,043	171,559
Cash, cash equivalents, and restricted cash at end of the period	$35,778	$162,829
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$10
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
Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, 1stdibs.com, Ltd. and 1stdibs Design Manager, Inc. (“Design Manager”). The Company sold its equity interest in Design Manager on June 29, 2022, therefore, the condensed consolidated statements of operations for the nine months ended September 30, 2022 includes activity relating to Design Manager. The condensed consolidated balance sheet as of September 30, 2023 no longer includes the assets, liabilities, and equity amounts associated with Design Manager. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2023.
The condensed consolidated balance sheet as of December 31, 2022, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2023.
There have been no material changes to the Company's significant accounting policies as described in the Form 10-K except for the short-term investments and treasury stock discussed below. Certain immaterial amounts in the financial statements of the prior years have been reclassified to conform to the current year presentation for comparative purposes.
Restructuring Charges
In June 2023, the Company announced a workforce reduction designed to reduce operating costs and realign investment priorities involving the reduction of approximately 20% of the Company’s global workforce. As a result of the reduction, the Company incurred approximately $2.0 million in non-recurring restructuring charges during the nine months ended September 30, 2023, consisting primarily of employee severance and benefits costs. During the three months ended September 30, 2023, $1.4 million has been paid and $0.6 million is included in accrued expenses on the Company’s condensed consolidated balance sheet as of September 30, 2023.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table displays a rollforward of the charges to the accrued balance as of September 30, 2023:

(in thousands)	Restructuring Charges
Balance, December 31, 2022	$—
Restructuring charges	2,004
Cash payments	1,374
Balance, September 30, 2023	$630
The expense is included within the respective financial statement line items on the condensed consolidated statements of operations as shown in the table below for the nine months ended September 30, 2023. There was no expense incurred during the three months ended September 30, 2023.

(in thousands)	Nine Months Ended September 30, 2023
Cost of revenue	$135
Sales and marketing	789
Technology development	1,044
General and administrative	36
Total	$2,004
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, provision for transaction losses, determination of useful lives of property and equipment, impairment assessment of goodwill, capitalization of internal-use software and determination of useful lives, income taxes, and the valuation of stock-based compensation and leases. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.
Cash, Cash Equivalents, and Restricted Cash
The following represents the Company’s cash, cash equivalents, and restricted cash as of the periods presented:

(in thousands)	September 30, 2023	September 30, 2022
Cash and cash equivalents	$32,442	$157,995
Restricted cash, current	—	1,500
Restricted cash, non-current	3,336	3,334
Total cash, cash equivalents, and restricted cash	$35,778	$162,829
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. During the three and nine months ended September 30, 2023, the Company purchased $3.2 million and $34.9 million of available-for-sale securities classified as cash equivalents, respectively. The Company’s restricted cash relates to a $3.3 million Letter of Credit for its office lease in New York, New York. Prior to September 30, 2023, $1.5 million was held in a joint escrow account in connection with the sale of Design Manager. As of September 30, 2023 the restriction was lifted and the funds were released. The carrying value of the restricted cash approximates fair value.
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
Short-term investments are evaluated for impairment quarterly. The Company’s portfolio of available-for-sale debt securities is required to incorporate forward-looking information to determine any credit losses. This risk is mitigated by the high quality nature of the investments. The Company evaluates the current expected credit loss by considering various factors in determining whether it should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity and reason for the decline in value, and the Company’s intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If the Company concluded that an investment is impaired or a portion of the unrealized loss is a result of a credit loss, it recognizes the charge at that time in the condensed consolidated statements of operations. Determining whether the decline in fair value is due to a credit loss requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold. The Company did not recognize any credit losses related to available-for-sale debt securities during the three and nine months ended September 30, 2023.
Treasury Stock
In August 2023, the Company’s Board of Directors authorized the Company to repurchase up to an aggregate of $20.0 million of its common stock (“Stock Repurchase Program”). Repurchased common stock is stated at cost, determined on an average cost basis and is presented as a reduction of stockholders’ equity on the condensed consolidated balance sheets. The direct costs incurred to acquire treasury stock are treated like stock issuance costs and added to the cost of the treasury stock, which includes applicable fees and taxes. There have been no reissuances of treasury stock as of September 30, 2023.
Accounts Receivable, net
The Company’s accounts receivable are recorded at amounts billed to sellers, generally for subscription revenue, and are presented net of an estimated allowance for doubtful accounts on the Company’s consolidated balance sheets. The Company’s accounts receivable do not bear interest and do not require collateral or other security to support related receivables. The allowance for doubtful accounts considers forward-looking information to estimate expected credit losses using a number of factors, including age of the receivable, current economic conditions, historical losses, and management’s assessment and judgment of the seller. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Losses are charged against the allowance when management believes the un-collectability of a receivable is confirmed and subsequent recoveries, if any, are credited to the allowance. Account balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for doubtful accounts are recorded as a component of provision for transaction losses in the condensed consolidated statements of operations.
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
Short-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The table below segregates all assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$6,875	$—	$—	$6,875
U.S. Treasury securities	—	995	—	995
Total cash equivalents	$6,875	$995	$—	$7,870
Short-term investments:
Commercial paper	$—	$15,572	$—	$15,572
Corporate notes	—	7,122	—	7,122
U.S. Treasury securities	—	22,757	—	22,757
U.S. Government agency securities	—	65,101	—	65,101
Total short-term investments	$—	$110,552	$—	$110,552
There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, the carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities, approximate fair value because of their short maturities, and therefore were all classified as Level 1.
3. Revenue Recognition
The following table summarizes the Company’s net revenue by type of service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Seller marketplace services	$20,467	$22,504	$63,239	$71,597
Other services	196	225	523	2,295
Total net revenue	$20,663	$22,729	$63,762	$73,892

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company generates revenue from seller marketplace services and other services. Seller marketplace services primarily consist of marketplace transactions, subscriptions, and listing fees. Other services primarily consist of advertising revenues generated from displaying ads on the Company’s online marketplace and software services revenue related to Design Manager, typically used by interior designers. Design Manager was sold on June 29, 2022; therefore, no related net revenue for software services was recognized during the three and nine months ended September 30, 2023 as well as the three months ended September 30, 2022.
As of both September 30, 2023 and December 31, 2022, the Company recorded $0.5 million of costs to obtain revenue contracts, of which $0.3 million was included in other current assets, and $0.2 million was included in other assets. Amortization of costs to obtain revenue contracts totaled $0.1 million and $0.2 million for both the three and nine months ended September 30, 2023, and 2022, respectively. The Company periodically reviews the costs to obtain revenue contracts to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these costs to obtain revenue contracts.
4. Short-Term Investments
The following table summarizes the estimated value of the Company’s short-term investments as of September 30, 2023:

	September 30, 2023
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$15,589	$—	$(17)	$15,572
Corporate notes	7,134	—	(12)	7,122
U.S. Treasury securities	22,786	—	(29)	22,757
U.S. Government agency securities	65,175	10	(84)	65,101
Total short-term investments	$110,684	$10	$(142)	$110,552
As of December 31, 2022, the Company had no short-term investments. As of September 30, 2023, the fair value of short-term investments by remaining contractual maturity consisted of the following:

(in thousands)	Fair Value
Remaining maturity date one year or less	$99,000
Remaining maturity date greater than one year	11,552
Total short-term investments	$110,552
5. Property and Equipment, net
As of September 30, 2023 and December 31, 2022, property and equipment, net consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Internal-use software	$19,047	$18,418
Leasehold improvements	3,605	3,594
Furniture and fixtures	1,131	1,114
Computer equipment and software	898	851
Software in progress	520	562
Total property and equipment, gross	25,201	24,539
Less: Accumulated depreciation and amortization	(21,918)	(20,854)
Total property and equipment, net	$3,283	$3,685
As of September 30, 2023 and December 31, 2022, the net book value of internal-use software was $2.6 million and $3.0 million, respectively. Depreciation and amortization expense related to the Company’s property and equipment totaled $0.4 million and $1.8 million for the three and nine months ended September 30, 2023, respectively, which included amortization expense for internal-use software of $0.4 million and $1.7 million, respectively. Included in amortization expense for the nine months ended September 30, 2023, was $0.5 million of accelerated internal-use software amortization related to the shift in strategy to discontinue supporting the Company’s NFT platform. Depreciation and amortization expense related to the Company’s property and equipment totaled $0.7 million and $2.1 million for the three and nine months ended September 30,

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2022, respectively, which included amortization expense for internal-use software of $0.7 million and $2.0 million, respectively.
6. Accrued Expenses
As of September 30, 2023 and December 31, 2022, accrued expenses consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Shipping	$3,213	$3,597
Salaries & benefits	3,267	1,862
Sales & use taxes payable	1,159	1,378
Allowance for transaction losses	1,200	1,327
Restructuring charges	630	—
Payment processor fees	525	970
Allowance for e-commerce returns	392	438
Other	937	1,189
Total accrued expenses	$11,323	$10,761
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
The Company’s operating lease arrangements are principally for office space in its New York City headquarters. As of September 30, 2023, the Company had $20.1 million of operating lease right-of-use assets, $2.9 million and $19.5 million of current and non-current operating lease liabilities, respectively, and no finance leases on its condensed consolidated balance sheet. These operating lease arrangements, included in the measurement of lease liabilities, had a weighted-average remaining lease term of 6.25 years, a weighted-average discount rate of 5.9%, and do not reflect options to extend or terminate, as management does not consider the exercise of these options to be reasonably certain. As of December 31, 2022, the Company had $22.0 million of operating lease right-of-use assets, $2.8 million and $21.7 million of current and non-current operating lease liabilities, respectively, and no finance leases on its condensed consolidated balance sheet.
During the three and nine months ended September 30, 2023, the Company paid $1.0 million and $3.1 million, respectively, for amounts included in the measurement of lease liabilities, and $1.1 million and $3.2 million during the three and nine months ended September 30, 2022, respectively. The Company did not enter into any new lease arrangements as a lessee during the three and nine months ended September 30, 2022.
In August 2023, the Company entered into a sublease agreement as the sublessor for its office space in its New York City headquarters (the “Sublease”). The Sublease will commence on October 1, 2023 for approximately 78% of the rentable square feet and expand to 100% of the rentable square feet on January 15, 2024. The sublease ends on December 31, 2029, the expiration date of the Company’s New York City headquarter’s lease, and contains an option for the lessee to terminate on the third anniversary of the commencement date. The Sublease contains a five-month rent abatement provision, with an additional abatement against fixed rent for the sixth calendar month. Beginning in April 2024 the Company will collect monthly lease payments of $0.3 million with annual increases over the term. In addition, the subtenant will be responsible for its proportionate share of the operating expenses of the building, including taxes, electric, heating, ventilation, and air conditioning. The proportionate share will be 78% from the commencement of the Sublease until the January 15, 2024, at that time the

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
proportionate share will be increased to 100%. Sublease income is recognized as an offset to lease expense on a straight-line basis over the lease term and is included in general and administrative expenses on the Company’s condensed consolidated statement of operations. During the three months ended September 30, 2023, the Company capitalized its $1.1 million broker fee paid which will be amortized over the life of the Sublease. There was no sublease income recognized in the three and nine months ended September 30, 2023 and 2022.
Subsequent to the balance sheet date, in November 2023, the Company entered into a lease agreement, as the lessee, for 13,671 square feet for a new office which is anticipated to be the Company’s new corporate headquarters in New York City (the Lease Agreement”). The Lease Agreement is expected to have a commencement date of January 15, 2024 with a five year term and an initial seven month rent abatement period. The lease agreement includes an option for the Company to extend the lease for an additional five years.
The Company recognized lease expense for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease expense	$991	$1,000	$2,979	$2,987
Short-term lease expense	33	22	87	100
Variable lease expense	196	287	772	776
Total lease expense	$1,220	$1,309	$3,838	$3,863
As of September 30, 2023, the total remaining operating lease payments included in the measurement of lease liabilities was as follows (in thousands):

Fiscal Year Ending December 31,	Operating Lease Payments
2023 (remaining)	$1,020
2024	4,114
2025	4,292
2026	4,292
2027	4,292
Thereafter	8,583
Total operating lease payments	26,593
Less: imputed interest	(4,208)
Total lease liabilities	$22,385
8. Other Current Liabilities
As of September 30, 2023 and December 31, 2022, other current liabilities consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Sales and use tax contingencies	$1,946	$1,863
Buyer deposits	392	318
Deferred revenue	99	140
Other	196	108
Total other current liabilities	$2,633	$2,429

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Equity
As of September 30, 2023 and December 31, 2022, the Company had reserved shares of common stock for issuance in connection with the following:

	September 30, 2023	December 31, 2022
Options to purchase common stock	3,930,336	4,034,287
Restricted stock units outstanding	4,116,974	2,807,981
Shares available for future grant under the 2021 Plan	2,781,826	3,151,824
Shares available for future grant under the ESPP	1,572,504	1,179,902
Total	12,401,640	11,173,994
Preferred Stock
Effective June 14, 2021, in connection with the closing of the Company’s IPO, the Company’s board of directors (“Board”) is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share, in one or more series. The Company's Board has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. As of September 30, 2023 and December 31, 2022, no shares of preferred stock were issued or outstanding.
Common Stock
As of September 30, 2023 and December 31, 2022, the Company had authorized 400,000,000 shares of voting common stock, $0.01 par value per share. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Board out of legally available funds. If there is a liquidation, dissolution, or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock. The rights, preferences, and privileges of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.
Treasury Stock
As of September 30, 2023, the Company had 334,959 shares of treasury stock carried at its cost basis of $1.4 million, which the Company purchased during the three months ended September 30, 2023, and approximately $18.6 million remains available for future purchases.
The repurchase may be effected, from time-to-time, through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18 of the Exchange Act. The repurchase program is not subject to a termination or expiration date, and it does not obligate the Company to acquire any specific number of shares. The timing, price and volume of repurchases will be based on a number of factors, including market conditions, relevant securities laws, and other considerations.
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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As of September 30, 2023, 2,781,826 shares were available for future grants of the Company’s common stock.
Stock Option Valuation
No stock options were granted during the three and nine months ended September 30, 2023, or the three months ended September 30, 2022. On a weighted-average basis, the assumptions used in the Black Scholes option-pricing model to determine the grant date fair value of the options granted to the Company’s employees were an expected term of 6 years, an expected stock price volatility of 64.6%, and a risk-free interest rate of 2.3% for the nine months ended September 30, 2022.
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	4,034,287	$6.90	6.9	$1,625
Granted	—	$—
Exercised	(19,978)	$3.90
Cancelled/Forfeited	(83,973)	$6.38
Outstanding as of September 30, 2023	3,930,336	$6.92	6.1	$—
Options exercisable as of September 30, 2023	2,799,980	$6.27	5.4	$—
Options vested and expected to vest as of September 30, 2023	3,930,336	$6.92	6.1	$—
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.
The aggregate intrinsic value of stock options exercised was less than $0.1 million during each of the three and nine months ended September 30, 2023, and $0.2 million and $1.1 million during the three and nine months ended September 30, 2022, respectively. The weighted-average grant date fair value per share of stock options granted was $4.43 for the nine months ended September 30, 2022.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The total fair value of stock options vested was $0.7 million and $2.7 million during the three and nine months ended September 30, 2023, respectively, and $0.8 million and $3.4 million during the three and nine months ended September 30, 2022, respectively.
The stock options granted during the fiscal year ended December 31, 2021 included 615,997 stock options granted to executive officers that include a performance condition related to a sale event or initial public offering occurring before December 31, 2021 in addition to the standard service condition. These options will vest over four years, with approximately 21% vested on January 1, 2022, and the balance vesting ratably over the remaining 38 months. Stock-based compensation expense of $0.2 million and $0.5 million was recognized for options having a performance condition during the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.6 million during the three and nine months ended September 30, 2022, respectively.
Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock units:

	Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2022	2,807,981	$7.85
Granted	2,992,595	3.95
Vested	(1,106,204)	6.54
Cancelled	(577,398)	7.00
Outstanding as of September 30, 2023	4,116,974	$5.49
The estimated weighted-average grant date fair value of restricted stock units granted was $4.11 and $3.95 per share for the three and nine months ended September 30, 2023, and $7.23 and $7.61 per share for the three and nine months ended September 30, 2022, respectively. The total grant date fair value of restricted stock units vested was $2.0 million and $7.2 million for the three and nine months ended September 30, 2023, respectively, and $2.1 million and $4.3 million for the three and nine months ended September 30, 2022.
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
During regularly scheduled “offerings” under the ESPP, participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation, or such lower limit as may be determined by the Compensation Committee from time to time. Participants will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering. Participation in the ESPP will end automatically on termination of employment. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date, whichever is less. The fair market value of the Company’s common stock for this purpose will generally be the closing price on Nasdaq (or such other exchange as the Company’s common stock may be traded at the relevant time) for the date in question, or if such date is not a trading day, for the last trading day before the date in question. As of September 30, 2023, an initial offering period has not commenced, and for the three and nine months ended September 30, 2023, no shares of common stock were purchased under the ESPP.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-Based Compensation Expense
The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statements of operations:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$75	$149	$312	$402
Sales and marketing	727	704	2,176	1,765
Technology development	792	1,134	2,802	2,865
General and administrative	1,388	1,167	4,050	2,630
Total stock-based compensation expense	$2,982	$3,154	$9,340	$7,662
Stock-based compensation capitalized in connection with the Company’s internal-use software was less than $0.1 million for the three months ended September 30, 2023, $0.1 million for the nine months ended September 30, 2023, and less than $0.1 million for each of the three and nine months ended September 30, 2022. As of September 30, 2023, total unrecognized compensation expense related to unvested stock-based awards was $27.0 million, which is expected to be recognized over a weighted-average period of 2.4 years.
11. Income Taxes
The income tax provision was immaterial for the three and nine months ended September 30, 2023 and 2022 due to the net loss before income taxes incurred for the fiscal year ended December 31, 2022 and expected to be incurred for the fiscal year ending December 31, 2023. The Company’s continues to maintain a full valuation allowance against its net deferred tax assets. There were no material liabilities for interest and penalties accrued as of September 30, 2023.
12. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Numerator:
Net loss	$(3,305)	$(9,028)	$(19,758)	$(15,677)
Denominator:
Weighted average common shares outstanding—basic and diluted	39,962,932	38,668,231	39,647,716	38,291,977
Net loss per share—basic and diluted	$(0.08)	$(0.23)	$(0.50)	$(0.41)
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

	September 30,
	2023	2022
Options to purchase common stock	3,930,336	4,202,430
Restricted stock units	4,116,974	2,954,549
Total	8,047,310	7,156,979
13. Commitments and Contingencies
Contractual Obligations
The Company has $28.8 million of non-cancelable contractual commitments as of September 30, 2023, primarily related to its operating lease agreement for its corporate headquarters in New York, NY, as well as other software and support services. For those agreements with variable terms, the Company does not estimate what the total obligation may be beyond any

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
minimum obligations. The following table represents the Company’s commitments under its purchase obligations as of September 30, 2023 (in thousands):

Fiscal Year Ending December 31,	Lease Obligations	Other Obligations	Total Obligations
2023 (remaining)	$1,020	$372	$1,392
2024	4,114	1,291	5,405
2025	4,292	506	4,798
2026	4,292	33	4,325
2027	4,292	—	4,292
Thereafter	8,583	—	8,583
Total	$26,593	$2,202	$28,795
Legal Proceedings
The Company is subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where the Company believes a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible. The Company does not believe that it is party to any pending legal proceedings that are likely to have a material effect on its business, financial condition, or results of operations for the three and nine months ended September 30, 2023 and 2022.
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
Key Operating and Financial Metrics
We use the following key metrics and non-GAAP measures to evaluate our performance, identify trends affecting our business, and make strategic decisions:
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
GMV	$88,983	$99,213	$275,905	$321,514
Number of Orders	31,202	35,235	98,988	110,111
Active Buyers	63,227	68,011	63,227	68,011
Adjusted EBITDA (unaudited)	$(1,802)	$(5,456)	$(11,635)	$(16,195)
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
Adjusted EBITDA
We define Adjusted EBITDA as net loss excluding depreciation and amortization, stock-based compensation expense, other income, net, provision for income taxes, gain on sale of business, and strategic alternative expenses. Adjusted EBITDA is a key performance measure used by our management and board of directors to assess our operating performance and the operating leverage of our business. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the income and expenses that we exclude from Adjusted EBITDA. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to key financial metrics used by our management in their financial and operational decision-making. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.
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
In certain transactions where our shipping services are elected by sellers, we enable shipping of items purchased from the seller to the buyer. The difference between the amount collected for shipping and the amount charged by the shipping carrier is included in cost of revenue in our consolidated statements of operations. We enable fulfillment and shipping, but do not take ownership of or manage inventory.
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

Results of Operations
The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$20,663	$22,729	$63,762	$73,892
Cost of revenue	5,510	7,278	19,144	22,908
Gross profit	15,153	15,451	44,618	50,984
Operating expenses:
Sales and marketing	8,411	11,072	28,007	34,139
Technology development	4,515	6,363	17,199	18,711
General and administrative	6,772	6,731	22,323	20,635
Provision for transaction losses	688	1,183	2,940	4,432
Gain on sale of Design Manager	—	—	—	(9,684)
Total operating expenses	20,386	25,349	70,469	68,233
Loss from operations	(5,233)	(9,898)	(25,851)	(17,249)
Other income, net:
Interest income	1,757	520	4,933	746
Interest expense	—	(3)	—	(11)
Other, net	171	353	1,160	837
Total other income, net	1,928	870	6,093	1,572
Net loss before income taxes	(3,305)	(9,028)	(19,758)	(15,677)
Provision for income taxes	—	—	—	—
Net loss	$(3,305)	$(9,028)	$(19,758)	$(15,677)
The following table summarizes our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	100%	100%	100%	100%
Cost of revenue	27	32	30	31
Gross profit	73	68	70	69
Operating expenses:
Sales and marketing	41	49	44	46
Technology development	22	28	27	25
General and administrative	33	30	35	28
Provision for transaction losses	3	5	5	6
Gain on sale of Design Manager	—	—	—	(13)
Total operating expenses	99	112	111	92
Loss from operations	(26)	(44)	(41)	(23)
Other income, net:
Interest income	9	2	8	1
Interest expense	—	—	—	—
Other, net	1	2	2	1
Total other income, net	10	4	10	2
Net loss before income taxes	(16)	(40)	(31)	(21)
Provision for income taxes	—	—	—	—
Net loss	(16)%	(40)%	(31)%	(21)%

Comparison of the Three Months Ended September 30, 2023 and 2022
Net Revenue

	Three Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Net revenue	$20,663	$22,729	$(2,066)	(9)%
Net revenue was $20.7 million for the three months ended September 30, 2023, as compared to $22.7 million for the three months ended September 30, 2022. The decrease of $2.1 million, or 9%, was primarily due to a $2.0 million decrease in seller marketplace services revenue, which was due to a decrease in marketplace transaction fees resulting from the decrease in our GMV. We believe our GMV and net revenue have been impacted negatively, both directly and indirectly, by macroeconomic factors, including significant capital market volatility, significant housing market volatility, rising interest rates, inflation, global economic, and geopolitical developments and the changing consumer behaviors as a result of the COVID-19 pandemic; however, these impacts are difficult to isolate and quantify.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 71% of our net revenue for each of the three months ended September 30, 2023 and 2022. Subscription fees accounted for 24% and 25% of our net revenue for the three months ended September 30, 2023 and 2022, respectively.
Cost of Revenue

	Three Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Cost of revenue	$5,510	$7,278	$(1,768)	(24)%
Cost of revenue was $5.5 million for the three months ended September 30, 2023, as compared to $7.3 million for the three months ended September 30, 2022. The decrease of $1.8 million, or 24%, was primarily driven by a $0.6 million decrease in salaries and benefits resulting from decreases in headcount from the prior period, primarily related to our reduction in workforce in June 2023. There was also a $0.5 million decrease in shipping expenses due to more efficient pricing and better negotiated rates from our carriers, a $0.3 million decrease in credit card processing fees due to the decrease in net revenue, and a $0.3 million decrease in depreciation expense.
Gross Profit and Gross Margin
Gross profit was $15.2 million and gross margin was 73.3% for the three months ended September 30, 2023, as compared to gross profit of $15.5 million and gross margin of 68.0% for the three months ended September 30, 2022. The decrease in gross profit for the three months ended September 30, 2023 was primarily driven by net revenue decreasing $0.3 million more than cost of revenue, as outlined above. The increase in gross margin percentage was primarily driven by our cost of revenue decreasing at a faster pace than net revenue, as outlined above.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$8,411	$11,072	$(2,661)	(24)%
Sales and marketing expense was $8.4 million for the three months ended September 30, 2023, as compared to $11.1 million for the three months ended September 30, 2022. The decrease of $2.7 million, or 24% was primarily driven by a $1.2 million decrease in salaries and benefits resulting from decreases in headcount from the prior period, primarily related to our reduction in workforce in June 2023, and a $1.3 million decrease in discretionary expenses, including performance-based marketing and promotional campaigns.
Technology Development

	Three Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Technology development	$4,515	$6,363	$(1,848)	(29)%
Technology development expense was $4.5 million for the three months ended September 30, 2023 as compared to $6.4 million for the three months ended September 30, 2022. The decrease of $1.8 million, or 29% was primarily driven by a

$1.5 million decrease in salaries and benefits and a $0.3 million decrease in stock-based compensation resulting from decreases in headcount from the prior period, primarily related to our reduction in workforce in June 2023.
General and Administrative

	Three Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
General and administrative	$6,772	$6,731	$41	1%
General and administrative expense was $6.8 million for the three months ended September 30, 2023, as compared to $6.7 million for the three months ended September 30, 2022. There were nominal increases in salaries and benefits as well as stock-based compensation due to our annual compensation increases which occur each March. These increases were partially offset by lower rates negotiated with vendors, including lower liability insurance expense.
Provision for Transaction Losses

	Three Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Provision for transaction losses	$688	$1,183	$(495)	(42)%
Provision for transaction losses was $0.7 million for the three months ended September 30, 2023, as compared to $1.2 million for the three months ended September 30, 2022. The decrease of $0.5 million, or 42%, was primarily driven by a decrease in damage claims as a result of the decrease in GMV as well as new policies implemented in partnership with our carriers.
Other Income, Net

	Three Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Total other income, net	$1,928	$870	$1,058	122%
Other income, net was $1.9 million for the three months ended September 30, 2023, as compared to $0.9 million for the three months ended September 30, 2022. The increase of $1.1 million, or 122%, was primarily driven by an increase in interest income due to our shift in investment strategies in cash, cash equivalents and short-term investments providing higher rates of return.
Comparison of the Nine Months Ended September 30, 2023 and 2022
Net Revenue

	Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Net revenue	$63,762	$73,892	$(10,130)	(14)%
Net revenue was $63.8 million for the nine months ended September 30, 2023, as compared to $73.9 million for the nine months ended September 30, 2022. The decrease of $10.1 million, or 14%, was primarily driven by a decrease in seller marketplace services revenue of $8.4 million, which was due to a decrease in marketplace transaction fees resulting from the decrease in our GMV. We believe our GMV and net revenue have been impacted negatively, both directly and indirectly, by macroeconomic factors, including significant capital market volatility, significant housing market volatility, rising interest rates, inflation, global economic and geopolitical developments, and the changing consumer behaviors as a result of the COVID-19 pandemic; however, these impacts are difficult to isolate and quantify. Additionally, there was a $1.4 million decrease in software services as a result of the sale of Design Manager in June 2022.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 71% and 70% of our net revenue for the nine months ended September 30, 2023 and 2022, respectively. Subscription fees accounted for 24% of our net revenue for each of the nine months ended September 30, 2023 and 2022, respectively.

Cost of Revenue

	Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Cost of revenue	$19,144	$22,908	$(3,764)	(16)%
Cost of revenue was $19.1 million for the nine months ended September 30, 2023, as compared to $22.9 million for the nine months ended September 30, 2022. The decrease of $3.8 million, or 16%, was primarily driven by a $1.3 million decrease in credit card processing fees due to the decrease in net revenue, and a $1.1 million decrease in salaries and benefits resulting from decreases in headcount from the prior period, primarily related to our reduction in workforce in June 2023. There was also a $1.0 million decrease in shipping expenses due to more efficient pricing and better negotiated rates from our carriers, and a $0.3 million decrease in depreciation expense.
Gross Profit and Gross Margin
Gross profit was $44.6 million and gross margin was 70.0% for the nine months ended September 30, 2023, as compared to gross profit of $51.0 million and gross margin of 69.0% for the nine months ended September 30, 2022. The decrease in gross profit for the nine months ended September 30, 2023 was primarily driven by net revenue decreasing $6.4 million more than cost of revenue, as outlined above. The increase in gross margin percentage was primarily driven by cost of revenue decreasing at a faster pace than net revenue, as outlined above.
Operating Expenses
Sales and Marketing

	Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$28,007	$34,139	$(6,132)	(18)%
Sales and marketing expense was $28.0 million for the nine months ended September 30, 2023, as compared to $34.1 million for the nine months ended September 30, 2022. The decrease of $6.1 million, or 18% was primarily driven by a $5.2 million decrease in discretionary expenses, including performance-based marketing and promotional campaigns. There was also a $0.6 million decrease in salaries and benefits resulting from decreases in headcount from the prior period, primarily related to our reduction in workforce in June 2023.
Technology Development

	Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Technology development	$17,199	$18,711	$(1,512)	(8)%
Technology development expense was $17.2 million for the nine months ended September 30, 2023, as compared to $18.7 million for the nine months ended September 30, 2022. The decrease of $1.5 million, or 8% was primarily driven by a $0.7 million decrease in salaries and benefits resulting from decreases in headcount from the prior period, primarily related to our reduction in workforce in June 2023, and a $0.6 million decrease in consulting costs.
General and Administrative

	Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
General and administrative	$22,323	$20,635	$1,688	8%
General and administrative expense was $22.3 million for the nine months ended September 30, 2023, as compared to $20.6 million for the nine months ended September 30, 2022. The increase of $1.7 million, or 8%, was primarily driven by a $1.4 million increase in stock-based compensation expense and a $0.8 million increase in salaries and benefits due to our annual compensation increases which occur each March. These increases were partially offset by lower rates negotiated with vendors, including lower liability insurance expense.

Provision for Transaction Losses

	Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Provision for transaction losses	$2,940	$4,432	$(1,492)	(34)%
Provision for transaction losses was $2.9 million for the nine months ended September 30, 2023, as compared to $4.4 million for the nine months ended September 30, 2022. The decrease of $1.5 million, or 34%, was primarily driven by a decrease in damage claims as a result of the decrease in GMV as well as new policies implemented in partnership with our carriers.
Other Income, Net

	Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Total other income, net	$6,093	$1,572	$4,521	288%
Other income, net was $6.1 million for the nine months ended September 30, 2023, as compared to $1.6 million for the nine months ended September 30, 2022. The increase of $4.5 million, or 288%, was primarily driven by an increase in interest income due to our shift in investment strategies in cash, cash equivalents and short-term investments providing higher rates of return.
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
•The exclusion of other income, net, which includes interest income related to our cash, cash equivalents and short-term investments, interest expense, and realized and unrealized gains and losses on foreign currency exchange;
•The exclusion of gain on sale of Design Manager, which is a one-time sale of our wholly owned subsidiary; and
•The exclusion of strategic alternative expenses in connection with capital return strategies, buy- and sell-side mergers, acquisitions and partnerships, sale of a business or subsidiary, business optimization costs related to revisions of operational objectives and priorities, cost saving initiatives related to one-time restructuring charges and integration costs, in all cases outside the ordinary course.

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
We define Adjusted EBITDA as our net loss, excluding: (1) depreciation and amortization; (2) stock-based compensation expense; (3) other income, net; (4) provision for income taxes; (5) gain on sale of business; and (6) strategic alternative expenses. The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(3,305)	$(9,028)	$(19,758)	$(15,677)
Depreciation and amortization	449	708	1,815	2,189
Stock-based compensation expense	2,982	3,154	9,340	7,662
Other income, net	(1,928)	(870)	(6,093)	(1,572)
Provision for income taxes	—	—	—	—
Gain on sale of Design Manager	—	—	—	(9,684)
Strategic alternative expenses	—	580	3,061	887
Adjusted EBITDA	$(1,802)	$(5,456)	$(11,635)	$(16,195)
Liquidity and Capital Resources
As of September 30, 2023, we had cash, cash equivalents and short-term investments of $143.0 million and an accumulated deficit of $310.8 million. Net cash used in operating activities was $11.5 million in the nine months ended September 30, 2023. We expect operating losses and negative cash flows from operations to continue in the foreseeable future as we continue to strategically invest in growth activities. Our principal use of cash is to fund our operations and platform development to support our strategic initiatives and potential share repurchases under the Stock Repurchase Program.
Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations and capital expenditure requirements through at least the next 12 months. We expect to continue to incur substantial expenditures in the near term to support our ongoing activities. While management believes that our current cash, cash equivalents and short-term investments are sufficient to fund our operating expenses, capital expenditure requirements and any potential share repurchases under the Stock Repurchase Program for at least the next 12 months, we may need to borrow funds or raise additional equity to achieve our longer-term business objectives.
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
Stock Repurchase Program
In August 2023, the Board of Directors authorized a Stock Repurchase Program to repurchase up to an aggregate of $20.0 million of our common stock. As of September 30, 2023, 334,959 shares have been purchased for a total cost of

$1.4 million since the commencement of the program and approximately $18.6 million remains available for future purchases under the program.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(11,475)	$(22,410)
Net cash (used in) provided by investing activities	(109,600)	12,821
Net cash (used in) provided by financing activities	(1,234)	1,548
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	44	(689)
Net decrease in cash, cash equivalents, and restricted cash	$(122,265)	$(8,730)
Cash Flows from Operating Activities
Net cash used in operating activities was $11.5 million for the nine months ended September 30, 2023, and was driven primarily by net revenue decreasing at a faster pace than operating expenses as described in the “Results of Operations” section. Our changes in operating assets and liabilities were impacted by a negative change in operating lease liabilities of $2.1 million due to the continued lease payments on our NYC headquarters and a $1.2 million change in other assets, primarily related to the $1.1 million broker fee paid in connection with our subleasing of our NYC headquarters, as discussed in Note 7, “Leases.”
Net cash used in operating activities was $22.4 million for the nine months ended September 30, 2022, and was driven primarily by the cash impact of net loss and negative changes in our operating assets and liabilities, including a $3.7 million change in accounts payable and accrued expenses due to timing of invoices and payments including $0.6 million related to our September 2022 reduction in workforce, a $2.0 million change in operating lease liabilities due to the continued lease payments on our NYC headquarters, and a $1.4 million change in prepaid expenses and other current assets due to the timing of payments of our annual contracts.
Cash Flows from Investing Activities
Net cash used in investing activities was $109.6 million for the nine months ended September 30, 2023, and was driven primarily by $166.5 million of purchases of short-term investments and $58.2 million of maturities of short-term investments.
Net cash provided by investing activities was $12.8 million for the nine months ended September 30, 2022, and was driven primarily by the $14.6 million proceeds from the sale of Design Manager.
Cash Flows from Financing Activities
Net cash used in financing activities was $1.2 million for the nine months ended September 30, 2023, and was driven primarily by $1.3 million of purchases of our common stock as part of our Stock Repurchase Program.
Net cash provided by financing activities for the nine months ended September 30, 2022, was $1.5 million related to proceeds from the exercise of stock options.
Contractual Obligations
As of September 30, 2023, there were no material changes in commitments under contractual obligations compared to the contractual obligations disclosed in our Form 10-K.
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
Interest Rate Sensitivity
Interest rate risk relates to the loss we could incur in our cash portfolios due to a change in interest rates. As of September 30, 2023, we had cash, cash equivalents and short-term investments of $143.0 million. We generally hold our cash for immediate operating needs in non-interest bearing checking accounts and the majority of the remaining cash and cash equivalents are held in interest bearing money market funds. Due to the nature of our cash, cash equivalents and short-term investments, we would expect a hypothetical 100 basis point change in interest rates that may result in an approximate $0.7 million change in our cash, cash equivalents and short-term investments. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.
Our principal use of cash, cash equivalents and short-term investments is to fund our operations and platform development to support our strategic initiatives. Additionally, in August 2023, the Board of Directors authorized a Stock Repurchase Program to repurchase up to an aggregate of $20.0 million of our common stock. The remainder of cash, cash equivalents and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, Euros, and British pounds, depending on the currency selection of the seller. Our cost of revenue and operating expenses are primarily denominated in U.S. dollars. As our online marketplace continues to grow globally, our results of operations and cash flows may be subject to fluctuations due to the change in foreign exchange rates. To date, fluctuations due to changes in the Euro and British pound have not been significant, but we may experience material foreign exchange gains and losses in our statement of operations in the future. As of September 30, 2023, we would expect that an adverse 10% change in current exchange rates would not result in more than a $2.2 million decrease in revenue for the nine months ended September 30, 2023.
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated by requiring upfront payment for many of our services and due to our diverse customer base, dispersed over various geographic regions and industrial sectors. For the three and nine months ended September 30, 2023 and 2022, no single customer accounted for more than 10% of our net revenue. We maintain provisions for potential credit losses and such losses to date have been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We incurred net losses of $22.5 million, $21.0 million, and $12.5 million during the fiscal years ended December 31, 2022, 2021, and 2020, respectively, and $19.8 million and $15.7 million during the nine months ended September 30, 2023 and 2022, respectively. We had an accumulated deficit of $310.8 million as of September 30, 2023. We expect to incur significant losses in the future. We will need to generate and sustain increased revenue levels or reduce operating costs materially in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. Our operating expenses may increase substantially in the foreseeable future to the extent necessary that we may hire additional employees, invest in expanding our seller and buyer base and deepening our existing seller and buyer relationships, expand across and within product verticals, increase our marketing efforts and brand awareness, and invest in expanding our international operations. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These expenditures will make it more difficult for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we were to reduce our expenses, it could negatively impact our growth and growth strategy. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
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
We have experienced fluctuations in our net revenue growth, with net revenue of $96.8 million, $102.7 million and $81.9 million during the fiscal years ended December 31, 2022, 2021, and 2020, respectively, and with net revenue of $63.8 million and $73.9 million during the nine months ended September 30, 2023 and 2022, respectively. You should not rely on our net revenue for any previous quarterly or annual period as any indication of our net revenue or revenue growth in future periods. As we grow our business, our net revenue growth rates have and may in the future decelerate compared to prior years for a number of reasons, which may include more challenging comparisons to prior periods as our net revenue grows, slowing demand for our online marketplace, increasing competition, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, notwithstanding the general increase in online transactions, including for luxury purchases, our growth rates are likely to experience increased volatility, and may decelerate, in future periods.

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
Our business and results of operations are subject to industry and global economic conditions and their impact on consumer discretionary spending, particularly in the market for luxury design products. If general economic conditions deteriorate in the United States or in other markets where we operate, consumer discretionary spending may decline and demand for the luxury design products available on our online marketplace may be reduced. This would cause sales through our online marketplace to decline and adversely impact our business. Exchange rates may also impact sales, with a strong U.S. dollar dampening demand for goods denominated in dollars from buyers outside the United States. Consumer purchases of luxury design products have generally declined during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Other factors that may negatively influence consumer spending on luxury design products include unemployment levels, higher consumer debt levels, reductions in net worth, declines in asset values, market uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, changes to monetary policy, volatile currency exchange rates, fluctuating fuel and other energy costs, fluctuating commodity prices, government shutdowns, financial distress caused by recent or potential bank failures and the associated bank crisis and concerns about the stability and liquidity of certain financial institutions, volatility or disruption in the capital markets, and general uncertainty regarding the overall future political and economic environment. Economic conditions may also be affected by global health crises, such as the COVID-19 pandemic, natural disasters, such as earthquakes, hurricanes, and wildfires, and wars, social unrest, political tensions, or other unexpected events. Such economic uncertainty and decrease in the rate of purchases of luxury design products may slow the rate at which sellers choose to list their items with us, which could result in a decrease of items available through our online marketplace.
Additionally, adverse economic changes could reduce consumer confidence, and could thereby negatively affect our operating results. In the event of a prolonged economic downturn or acute recession, significant inflation, or supply chain shortages, consumer spending habits could be adversely affected, and our business, financial condition, and results of operations could be harmed.
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
We have experienced rapid growth in our business in the past, such as in the number of sellers and the number of countries in which we have sellers and buyers, and we intend to continue to focus on growth, both in the United States and abroad. The growth of our business, if any, places significant demands on our management team and pressure to expand our operational and financial infrastructure. As we continue to grow, our operating expenses will increase. If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed. In addition, we have in the past experienced, and may in the future experience, slower growth rates. For example, our net revenue decreased in the third quarter of 2023 as compared to the third quarter of 2022. Although we continue to focus on growth and are evaluating various approaches and alternatives to execute on our business strategies, the outcome of such evaluation or impact of any subsequent actions, if any, is uncertain. Failure to sustain or increase the growth of our business or to execute our business strategies would likely materially and adversely impact our business, financial condition, and results of operations.
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
Our strategic initiatives to reduce our cost structure towards cash flow positive operations could have long-term adverse effects on our business operations, and we may not realize the operational or financial benefits from such actions, including achieving our cash flow positive operations.

Our cost-reduction initiatives related to achieving cash flow positive operations are subject to many risks and uncertainties and may have an adverse impact on our performance. We identified that we had excess vacancy in our office spaces and entered into a sublease agreement with a third party for approximately 78% of the rentable office space, which will expand to 100% of the rentable office space. The sublease expires on our expiration date of our lease. While this is a cost-reduction initiative, factors beyond our control could materially and adversely affect our business, cash flows, results of operations, profitability, and financial condition, including if our subtenant fails to make lease payments or otherwise defaults on their obligation to us as we could incur such payment obligations to our landlord and we may not be successful in realizing our anticipated savings and efficiencies.
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
Geopolitical risks stemming from political instability and military hostilities could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations.
The uncertain nature, magnitude, and duration of political instability and military hostilities in multiple geographies (including the Russia-Ukraine and Israel-Hamas conflicts), including recent military invasions, the potential effects of sanctions limitations, retaliatory cyber-attacks on the world economy and markets, and potential shipping delays, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business. For example, if our shipping carriers are unable to fulfill orders in impacted regions, as has been the case, the resultant disruptions to our delivery chain could negatively affect the timely delivery of our other orders, which could adversely affect our business and reputation. In addition, we rely on our payment processors to understand the destination of our payments to sellers. If our payment processors fail to follow newly imposed sanctions limitations, we may be at risk of being deemed to have violated such sanctions limitations. In addition, if we are overly conservative in our approach to canceling or pausing orders in impacted regions due to general instability in the area, the value of our brand could be harmed, which could negatively impact our business, financial condition, and results of operations.
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
Numerous state, federal and international laws, rules and regulations govern privacy, data protection and the collection, use and protection of personal information and other types of data we collect, use, disclose and otherwise process. These laws, rules and regulations are constantly evolving, and we expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU and other jurisdictions. For example, California enacted legislation in June 2018, the California Consumer Privacy Act (the “CCPA”) that, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. California also adopted the California Privacy Rights Act in November 2020 (the “CPRA”), which amended provisions of the CCPA and became effective on January 1, 2023. Similarly, the European Commission adopted a General Data Protection Regulation that became fully effective on May 25, 2018, imposing stringent EU data protection requirements.
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
Expanding and evolving regulations in the areas of privacy and user data protection could create technological, economic and complex cross-border business impediments to our business and those of our sellers.
Data protection has become a significant issue in the United States, countries in the European Union, and in many other countries in which we operate. In addition to the actual and potential changes in data protection laws described elsewhere in these Risk Factors, global developments in privacy and data security regulations have changed and may continue to change some of the ways we, our sellers, vendors, and other third parties collect, use, and share personal information and other proprietary or confidential information, and have created and will continue to create additional compliance obligations for us and our sellers, vendors, and other third parties.
In the European Union, the E.U. General Data Protection Regulation (“GDPR”) contains strict requirements for processing the personal data of individuals residing in E.U. member states, the European Economic Area (“EEA”), and certain additional territories. The GDPR contains numerous requirements, including robust obligations on data controllers and data processors, greater rights for data subjects, including, for example, the “right to be forgotten,” and increased data portability, access, and redress rights for E.U. data subjects, security and accountability obligations (including stringent data breach notification requirements), increased rules for online and email marketing, compliance requirements related to our sellers, vendors, and other third parties, stronger regulatory enforcement regimes, and significantly heavier documentation and record-keeping requirements. The GDPR is subject to changing interpretations due to decisions of data protection authorities, courts, and related legislative efforts both E.U.-wide and in particular jurisdictions. Due to the GDPR and the implementation following Brexit of the U.K. General Data Protection Regulation (“U.K. GDPR”) (i.e., a version of the GDPR as implemented into U.K. law that combines the GDPR and the U.K. Data Protection Act of 2018), we may experience difficulty retaining or obtaining new E.U. or U.K. sellers, or current and new sellers may limit their selling into the European Union, due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for them about their own compliance obligations with respect to the GDPR and U.K. GDPR. Furthermore, while the GDPR and U.K. GDPR remain substantially similar for the time being, the U.K. GDPR is currently under review in the United Kingdom and there may be further changes made to it over the next few years, including in ways that may differ from the GDPR, which could result in further compliance obligations. In addition, although our sellers are independent businesses, it is possible that a privacy authority could deem us jointly and severally liable for actions of our sellers or vendors, which would increase our potential liability exposure and costs of compliance, which could negatively impact our business. We could face potential liability, regulatory investigation, and costly litigation, which may not be adequately covered by insurance.
In the United States, rules and regulations governing data privacy and security include those promulgated under the authority of the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, California’s California Consumer Privacy Act of 2018 (“CCPA”) and California Privacy Rights Act of 2020 (“CPRA”), and other state and federal laws relating to privacy, consumer protection, and data security. The CCPA and CPRA, and other recent and/or proposed state privacy laws, include requirements regarding the handling of personal information of consumers and households, including compliance and record keeping obligations, the right to request access to and deletion of their personal information, and the right to opt out of the sale and other uses of their personal information. Certain states provide a private right of action and statutory damages for data breaches.
Aspects of certain newly enacted state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. If more stringent privacy legislation arises in the United States, E.U., or other jurisdictions where we operate, it could increase our potential liability and adversely affect our business, results of operations, and financial condition.
GDPR, CCPA, and similar laws in other jurisdictions, and future changes to or interpretations of any of these laws, may continue to change the data protection landscape globally, may be potentially inconsistent or incompatible, and could result in potentially significant operational costs for internal compliance and risk to our business. Some of these requirements introduce friction into the buying and selling experience on our platforms and may impact the scope and effectiveness of our marketing efforts, which could negatively impact our business and future outlook. Complying with these laws and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities. For example, under the GDPR alone, noncompliance could result in fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater. We may not be entirely successful in our compliance efforts due to various factors either within our control (such as limited internal resource allocation) or outside our control (such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain requirements).
We also publish privacy policies and other documentation regarding our collection, processing, use, and disclosure of personal data. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance, such as if our employees or vendors fail to comply with our published policies and documentation. We are or may also be subject to the terms of our own and third-party external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks and contractual obligations to third parties related to privacy, information security, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with data protection laws, or other obligations.
Our sellers and vendors may have been and may now and in the future be subject to similar privacy requirements, which may significantly increase costs and resources dedicated to their compliance with such requirements. We have varying contractual and other legal obligations to notify relevant stakeholders of security breaches related to us or, in some cases, our third-party service providers. Many jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data in some circumstances. In addition, our agreements with certain stakeholders may require us to notify them in the event of such a security breach. Such mandatory disclosures, even if only related to actions of a third-party vendor, are costly, could lead to negative publicity, may cause members of our communities to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach, and may cause us to breach customer contracts. Our contracts, our representations or industry standards, to varying extents, require us to use industry-standard or reasonable measures to safeguard sensitive personal information or confidential information. A cyber incident or security breach could lead to claims by members of our communities, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or members of our communities could end their relationships with us. There can be no assurance that any indemnifications, limitations of liability or other remedies in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.
We may not have adequate insurance coverage for security incidents or data breaches, including fines, judgments, settlements, penalties, costs, attorneys’ fees, and other impacts that arise out of incidents or breaches. If the impacts of a security incident or data breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, is of a type not subject to insurance, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage, cyber coverage, and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our risks are likely to increase as we continue to expand, grow our customer base.

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
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and will diminish our cash reserves.
Although our board of directors has authorized a share repurchase program that does not have an expiration date, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program will diminish our cash reserves.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(a) Recent Sales of Unregistered Equity Securities
There were no unregistered sales of equity securities during the period covered by this report.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
In August 2023, the Company’s Board of Directors authorized the Company to repurchase up to an aggregate of $20.0 million of its common stock (“Stock Repurchase Program”). The repurchase may be effected, from time-to-time, through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18 of the Exchange Act. The repurchase program is not subject to a termination or expiration date, and it does not obligate the Company to acquire any specific number of shares. The timing, price and volume of repurchases will be based on a number of factors, including market conditions, relevant securities laws, and other considerations.
During the three months ended September 30, 2023, 334,959 shares were purchased for a total cost of $1.4 million and approximately $18.6 million remains available for future purchases.
The Company’s officers and directors are required to comply with the Company’s securities trading policy at all times, including during a repurchase program. The securities trading policy, among other things, prohibits trading in the Company’s securities when in possession of material non-public information and restricts the ability of certain officers or director from transacting in the Company’s securities during specific blackout periods, subject to certain limited exceptions, including transactions pursuant to a Rule 10b5-1 trading plan that complies with the conditions of Securities Exchange Act Rule 10b5-1.

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

4.2	Description of Capital Stock (incorporated by reference from Exhibit 4.2 to the registrant’s Annual Report on Form 10-K filed March 3, 2022).
10.1*	Lease Agreement, dated as of November 3, 2023, by and between 300 Park Ave. So. L.L.C. and 1stdibs.com, Inc.
26*	Purchases of Equity Securities by the Issuer
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
_______________

*	Filed herewith.
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

1STDIBS.COM, INC.

/s/ Thomas Etergino
Date: November 9, 2023	Thomas Etergino Chief Financial Officer (Principal Financial Officer)