Form 10-K
period 2023-12-31
1stdibs.com, Inc.
filed 2024-02-29
CIK 1600641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 333-256188
1stdibs.com, Inc
(Exact name of registrant as specified in its charter)

Delaware	94-3389618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Park Avenue South, 10th Floor New York, New York	10010
(Address of Principal Executive Offices)	(Zip Code)
(212) 627-3929
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	DIBS	Nasdaq Global Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.         ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2023 was approximately $90.1 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 1, 2024, there were 39,745,811 shares of the Registrant’s common stock, $0.01 par value per share outstanding, net of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end December 31, 2023.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Any statements contained in this Annual Report on Form 10-K that are not statements of historical facts, including statements regarding our future results of operations and financial position, business strategy and plans, objectives of management for future operations, long term operating expenses, and expectations for capital requirements, may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
•our expectations of our future financial performance, including our expectations regarding our net revenue, cost of revenue, operating expenses, and our ability to achieve and maintain future profitability, in particular with respect to the impacts of inflation, macroeconomic uncertainty and geopolitical instability;
•our ability to effectively manage or sustain our growth and to effectively expand our operations, including entering and scaling our presence internationally;
•our growth strategies, plans, objectives and goals;
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
•our ability to successfully achieve and maintain market acceptance of our 1stDibs Auctions offering and to anticipate and manage the risks associated therewith;
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
•the effect of catastrophic events or geopolitical conditions, such as the ongoing impact from the COVID-19 pandemic, including the uncertainty with respect to potential resurgences, on our business and operations;
•our ability to obtain, maintain, protect, and enforce our intellectual property rights and successfully defend against claims of infringement, misappropriation, or other violations of third-party intellectual property;
•the availability of capital to grow our business;
•our ability to successfully defend any future litigation brought against us;
•our ability to implement and maintain effective policies, procedures, and internal controls;
•adverse economic or market conditions that may harm our business;

•exposure to increased economic and operational uncertainties from operating a global business, including the effects of foreign currency exchange;
•the dependence of our business on our ability to attract and retain talented employees;
•potential changes in laws and regulations applicable to us or our sellers, or our sellers’ ability to comply therewith; and
•the amount of time for which we expect our cash, cash equivalents and short-term investment balances and other available financial resources to be sufficient to fund our operations.
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
•Future cost-reduction initiatives, including reductions in workforce or real estate reduction plans, may not result in anticipated savings, and could result in total costs and expenses that are greater than expected;
•Fluctuations in our quarterly and annual net revenue and results of operations, which could be adversely affected by events outside of our control, such as natural disasters, wars, economic recession or depression, health epidemics, including the COVID-19 pandemic and resurgences thereof, or other macroeconomic conditions or trends, which could cause our stock price to fluctuate and the value of your investment to decline;
•Our historical performance, which may not be indicative of our future performance;
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
•Risks associated with the discontinuation of our NFT platform, including the regulatory, legal, reputational, commercial, technical, marketing, operational, and other risks related to successfully offloading previously-minted NFTs that remain available;
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
1stDibs began over two decades ago with the vision of bringing the magic of the Paris flea market online by creating a listings site for top vintage and antique furniture sellers. The quality of our initial seller base enabled us to build a reputation in the design industry as a trusted source for unique luxury design products. Since then, we have strengthened our brand and deepened our seller relationships. We launched our e-commerce platform in 2013 and transitioned to a full e-commerce marketplace model in 2016. We had 6.3 million users and approximately 1.7 million listings as of December 31, 2023, compared to 5.5 million users and approximately 1.5 million listings as of December 31, 2022. Users represent non-seller visitors who register on our website, including both buyers and prospective buyers, and are identified by a unique email address. Our online marketplace seller stock value, the sum of the stock value of all available products listed on our online marketplace, was consistent year over year and exceeded $10.0 billion as of both December 31, 2023 and 2022. An individual listing’s stock value is calculated as the item’s current price multiplied by its quantity available for sale. As of December 31, 2023, we had approximately 7,800 unique sellers, compared to approximately 5,600 unique sellers as of December 31, 2022. This metric was updated from the previously disclosed seller accounts metric as we believe unique sellers is a more useful measure of our seller base. This differs from seller accounts, which counts a unique seller multiple times if that seller has sales in multiple verticals.
We provide our sellers, the vast majority of which are small businesses, access to a global community of buyers and a platform to facilitate e-commerce at scale. Our sellers use our platform to manage their inventory, build their digital marketing presence, and communicate and negotiate prices directly with buyers. We provide our buyers a trusted purchase experience with our user-friendly interface, dedicated specialist support, and our 1stDibs Promise, our comprehensive buyer protection program outlined in-depth below. We operate an asset-light business model which allows us to scale in a capital efficient manner. While we enable shipping and fulfillment logistics, we do not take physical possession of the items sold on our online marketplace.
The uniqueness, diversity, and high quality of the products on our online marketplace, together with an active marketing effort, have produced a large global base of design-loving buyers. Our user-friendly interface, dedicated specialist support, and 1stDibs Promise enable a trusted purchase experience. Despite the growth on the seller side, we experienced year-over-year decreases in GMV, net revenue, and certain key buyer metrics as we believe they have been adversely impacted, both directly and indirectly, by macroeconomic factors, including significant capital market volatility, significant housing market volatility, rising interest rates, inflation, global economic and geopolitical developments, and changing consumer behavior in a post-COVID-19 environment; however, these impacts are difficult to isolate and quantify. During the year ended December 31, 2023, we had approximately 61,000 Active Buyers, compared to approximately 68,000 in the year ended December 31, 2022. We define Active Buyers as buyers who have made at least one purchase through our online marketplace during the 12 months ended on the last day of the period presented, net of cancellations. We plan to continue to invest strategically in growth initiatives to be prepared if and when macroeconomic conditions improve.
We had an on-platform average order value (“AOV”) of above $2,600 and $2,700, and a median order value (“MOV”) of approximately $1,200 and $1,300 in the years ended December 31, 2023 and 2022, respectively. We do not focus on AOV or MOV as key metrics in evaluating our business given our priority to make unique, high-end design items across various price points available through our online marketplace. The percentage of Active Buyers who make more than one purchase in any given year has been generally consistent from year to year and comprised approximately 30% of total Active Buyers in each of the years ended December 31, 2023 and 2022. Highly experienced interior designers, whom we refer to as Trade Buyers, are frequent, repeat purchasers on our online marketplace and accounted for 31% and 32% of our on-platform GMV in the years ended December 31, 2023 and 2022, respectively. Through our Trade 1st program, we offer these Trade Buyers, who comprise a subset of our buyers, additional benefits such as trade-only personalized support, exclusive trade pricing, and buyer incentives for which members do not pay any fees to participate in this program.
As our online marketplace has scaled, we have created powerful network effects, with better supply attracting more buyers and more buyers encouraging high-quality sellers to join and remain on our platform. Once in motion, the flywheel effect of this network enhances both seller and buyer quality, which we believe produces a competitive advantage.

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
We believe our proprietary technology platform enables a purchase funnel that is more robust and interactive than the conventional e-commerce experience. The discovery and transaction process in our industry is more complex than in most e-commerce categories. Specifically, transacting in unique luxury design products requires the ability for sellers and buyers to exchange messages, negotiate prices, arrange customized shipping support, and pay swiftly and securely through various payment methods. Our platform turns this complex order flow into an easy-to-use process and converts the valuable data we collect from buyers’ browsing and purchase activity into actionable insights for both sellers and buyers. Our platform is scalable, which we believe enables us to efficiently drive expansion into new geographies and verticals while supporting the creation and development of new applications. We empower buyers to engage directly with sellers on our platform throughout all stages of a transaction. Our technology and data represent the cumulative experience of over 20 years of business activity, and we believe are extremely difficult to replicate.
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
Global Luxury Market
Our core market, including high-quality design furniture and homewares, fine art, watches and jewelry, was estimated to be approximately $198 billion in 2023, according to Bain & Company. Our platform is built on a scalable infrastructure that allows us to enter adjacent luxury markets and expand our addressable market with minimal additional investment. The personal luxury goods market, as defined by Bain & Company, excluding watches and jewelry, was estimated to total approximately $283 billion in 2023 and includes adjacent categories, such as footwear, leather goods, apparel, and beauty.
Combining our core market of high-quality design furniture and homewares, fine art, and watches and jewelry with the personal luxury goods market (excluding watches and jewelry), results in an estimated total addressable market size of $481 billion as of 2023.
Expanding the Luxury Goods Market
While the global luxury design market is already large, we believe that as a digital disruptor we have the potential to further expand the overall size of our market. We believe we are growing the market by: (1) increasing the number of digital global luxury design sellers by enabling them to transact on a global online marketplace that materially expands their potential customer base; and (2) growing the luxury design buyer base by introducing our online audience to unique products previously only accessible via in-person galleries, boutiques, and auction houses. In the year ended December 31, 2023, we increased the number of unique sellers on the platform to approximately 7,800 from approximately 5,600 as of December 31, 2022, as well as launched localized sites in Italy and Spain. We have sold items on our online marketplace ranging from less than $100 to over $1 million, demonstrating that high-end luxury design products are attainable and within reach of the expanding buyer audience we are attracting to the market.
Increasing Online Penetration
One of the most significant trends driving online penetration in the luxury goods market is an increasingly digitally native customer base. Bain & Company estimates that online personal luxury goods purchases will continue to grow, reaching up to 30% of total sales by 2025. According to Bain & Company, Gen-Y, Gen-Z and, Gen-Alpha, born during 1981-1995, 1996-2015, and kids born after 2016, respectively, are expected to account for nearly 85% of luxury spend by 2030. Spending by Gen-Z and Gen-Alpha, will grow three times faster than previous generations, making up one third of purchases in the luxury goods market by 2030. These generations are leading the shift from offline to online commerce and will soon dominate the luxury goods market’s customer base.
During the year ended December 31, 2023, we increased the number of unique sellers on the platform to approximately 7,800 from approximately 5,600 as of December 31, 2022, while the number of listings grew from over 1.5 million as of December 31, 2022 to approximately 1.7 million as of December 31, 2023. Additionally, we had 6.3 million users as of

December 31, 2023, compared to 5.5 million users as of December 31, 2022. We believe these metrics are indicative of our online penetration in the luxury goods market, despite the macroeconomic issues affecting GMV and net revenue.
The 1stDibs Marketplace
Trust
Trust is at the core of the online marketplace that we have built over two decades of operating history. Trust in our online marketplace is critical to facilitating online transactions of purchases with high price points. During each of the years ended December 31, 2023 and 2022, over 20% of our on-platform GMV was generated from orders with an item value above $15,000 and approximately 5% and 4% for orders with an item value of $100,000 or more for the years ended December 31, 2023 and 2022, respectively. Our thorough seller vetting process inspires buyer confidence in our sellers and in the quality of the luxury design products sold on 1stDibs. Extensive fraud protection and secure payment solutions further establish the trust sellers and buyers have in our online marketplace. We believe, the ability for buyers to interact and negotiate prices directly with sellers increases both on-platform conversion and buyer retention rate. Our 1stDibs Promise gives our buyers peace of mind with every purchase by providing the following features and commitments:
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
Value Proposition to Sellers
•Demand Generation: As of December 31, 2023, we provided sellers access to a global base of approximately 6.3 million users in over 175 countries, who would otherwise largely be inaccessible in an offline market. Our Active Buyers had 86 and 81 sessions and viewed 218 and 289 product pages, on average, during the years ended December 31, 2023 and December 31, 2022, respectively. We built 1stDibs to empower and inspire confidence in our sellers by using our proprietary technology to digitize and transform their businesses. We believe that creating a digital presence and enabling access to buyers across the globe allows us to expand the addressable market for luxury sellers. Expanding a seller’s ability to share its story across various forms of media, including text, photographs, and videos, significantly increases buyer engagement and conversion. Once sellers are added to our online catalog, we help build sellers’ online presence through editorial and social placements, including our online magazine Introspective, which offers sellers additional avenues through which to advertise online.
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
•Listing & Pricing: We empower sellers with tools useful for them to control item pricing and item visibility on our online marketplace. Sellers can leverage our proprietary classification methodologies and structured data to create listings tailored to their inventory. We have created a pricing index, “1stDibs Insider,” which provides pricing guidance to our sellers based on historical pricing trends. By providing historical pricing data for similar items that have recently sold, we believe this helps sellers price items more competitively. On our platform, sellers can set item pricing based on user type (Consumer vs. Trade) or a specific user (Private Listing). We also provide sellers purchase format flexibility beyond the standard list price model. Sellers can choose to list items without price using the “Price Upon Request” purchasing format, or allow buyers to bid on their favorite items with 1stDibs Auctions. Furthermore, sellers can review, accept, or counter-offer negotiation requests, or create “Private Offers” for prospective buyers and “Automated Private Offers” (preset and triggered by buyer behavior).
•Operational Efficiency: Our sellers can efficiently scale their businesses without the friction associated with in-person sales and multiple third-party platforms. The ability to offer a convenient, seamless transaction experience, including on-platform communications and a wide range of payment solutions, such as credit card, PayPal, Apple Pay, Automated Clearing House (“ACH”), and wire further drives buyer conversion. We maximize Search Engine Optimization (“SEO”) to help buyers find items and connect with our sellers, allowing them to purchase products tailored to their tastes and preferences with ease. We have assembled a robust network of logistics providers to help sellers fulfill orders at a lower cost, giving them an advantage relative to conventional offline sales and allowing them to focus more time on what they do best: curating and selling unique luxury design items.
Value Proposition to Buyers
We provide buyers with tools to communicate directly with sellers, receive quick responses, negotiate prices, and access multiple payment methods for a convenient checkout experience. We curate our buyers’ experience to target their specific tastes and preferences and provide them with design inspiration through our expertly merchandised collections and our online editorial publications. Our platform calculates a “salability” score for items using machine learning and gives items with a higher likelihood of selling increased priority in buyers’ search and browse sort order. Additionally, our platform offers pricing insights to show buyers historical pricing data for similar items that have recently sold which can increase buyer confidence and help buyers with decision-making and in negotiations. Our customized Private Client and Trade Service teams provide high-touch human support for consumer and Trade Buyers. Our buyer services include:
•Largest Selection of Unique Luxury Design Products: We offer one of the largest online selection of luxury design products from leading sellers and makers of vintage, antique, and contemporary furniture, home décor, jewelry, watches, art, and fashion. We believe our growing collection of approximately 1.7 million luxury design products is unmatched and makes us the premier destination for design lovers and enthusiasts. Luxury design products tend to retain value over time as a result of their scarcity and durability. We aggregate supply from a large number of globally distributed sellers, offering buyers an online destination to access a variety of luxury products across the globe. As of December 31, 2023 and December 31, 2022, we had approximately 44% and 41% of our listings located outside the United States, respectively. The percentage of our unique sellers based outside of the United States was 55% and 52% as of December 31, 2023 and December 31, 2022, respectively.
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
•Mobile: During the year ended December 31, 2023, the majority of user sessions came to our online marketplace via a mobile device, either by browsing our mobile site or by using our highly rated mobile app. The bulk of our users are browsing via our mobile site. Our mobile app users take advantage of app-specific features, including local shopping, personalized notifications, and the ability to “see” items in their homes via our augmented reality feature. While mobile app sessions only make up approximately 5% of total sessions during the year ended December 31, 2023, they accounted for approximately 16% of total order volume.
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
•Quality of Experience: Unlike conventional offline alternatives, we offer our buyers convenient 24/7 access to approximately 1.7 million luxury design products. Multiple possible payment methods offer our buyers a convenient checkout experience compared to traditional offline retail channels by removing complexity and introducing transparency to the purchasing process. We allow buyers to transact securely from their homes, bypassing the complicated and time-intensive process, and often opaque pricing associated with traditional offline channels. Our valuable buyer base also appreciates the privacy and anonymity associated with purchasing products online through our marketplace. Our Price-Match Guarantee further increases purchasing confidence, as buyers are assured they will always transact at the lowest price. In addition, we provide additional benefits to Trade Buyers, including trade exclusive pricing, buyer incentives, priority support, sourcing expertise, and enhanced buyer protection, among others through our Trade 1st program. Our client service associates help ensure the satisfaction of sellers and buyers by addressing and assisting in the resolution of questions relating to orders, deliveries, returns, and disputes. For certain individual Consumers or Trade Buyer, respectively, we provide support at the individual level through our Private Client and Trade Services to provide a seamless buying process.
Our Growth Strategies
Expand Our Buyer Base
We are focused on continuing to grow our buyer base and believe we are still in the early stages of introducing a unique and growing supply of luxury design products to a much broader audience. Of our 6.3 million users as of December 31, 2023, we estimate based on the available information provided by our users that approximately 66% are U.S.-based and 34% are international, which represents approximately 1% penetration of the U.S. population and less than 1% of the international population. As of December 31, 2022, of our 5.5 million users, we estimated that approximately 67% were U.S.-based and 33% were international. As of December 31, 2023, 20% of buyers are located internationally, compared to 18% from December 31, 2022. To date, we have primarily grown our current buyer base organically through word-of-mouth, mentions in the press, and earned media. In addition to continued organic growth, we believe we can significantly increase our buyer base by utilizing targeted, data-driven marketing efforts that generate meaningful returns. We believe we can continue to expand our buyer audience across a wide swath of buyer demographics including income, geography, and age, as well as level of design experience and design preference.
Grow Our Marketplace Supply
We intend to further increase the supply on our online marketplace while maintaining our thorough seller vetting process, by offering a captivating value proposition and enhanced item listing tools, adding new inventory from existing sellers, and growing the range of sellers from whom we source. We continue to enhance our value proposition for sellers by providing broad and growing access to a global base of design-minded buyers and a platform with a comprehensive suite of tools that help our sellers successfully transact and scale their business. This value proposition drives sellers to our online marketplace, deepens the breadth of our inventory, and helps attract new buyers. As of December 31, 2023, the number of unique sellers grew to approximately 7,800 from approximately 5,600 as of December 31, 2022.
We may also choose to expand our network of sellers inorganically, either through acquisitions of, or partnerships with, companies or design brands.
Pursue New Product Verticals and Diversification Opportunities
We have demonstrated our ability to successfully grow and diversify beyond our original offering of vintage furniture, as exemplified by our proven track record of expanding both across verticals, such as art, jewelry, and fashion, and within verticals, such as the expansion from vintage and antique furniture to include new and custom furniture. Adding verticals has several benefits, including increasing our addressable market, the number of sellers and buyers, and purchasing frequency, and offering our buyers a wider supply of inventory while strengthening our brand as a preeminent online destination for luxury design products. We believe there are also opportunities to diversify our business model by expanding into additional sales formats. We intend to continue to evaluate such diversification opportunities as part of our overall growth strategy. Our platform infrastructure is designed to scale with growth and diversification in mind.
Expand Internationally
During the year ended December 31, 2023, the vast majority of our buyers were located in the United States and other English-speaking countries. As of December 31, 2023, 44% of the supply on our online marketplace comes from outside the United States, while only 20% of buyers are located internationally. We believe that this presents a large international expansion opportunity. Our website traffic also indicates strong international presence and opportunities for conversion, with approximately 43% of current traffic coming from outside the United States. In continuing to expand internationally, we plan to focus initially on organic search and later on performance-driven paid marketing and email campaigns. We may also expand internationally through acquisitions.
Marketing
We acquire new buyers and drive traffic to our online marketplace through a mix of direct response marketing channels, with an emphasis on digital and a focus is on efficient growth. We derive a relatively low percentage of our traffic and orders from paid media. During the year ended December 31, 2023, we estimate that approximately 76% of new user sessions came from non-paid channels, including organic search, direct web, direct app, organic social, email, and referral compared to 71% during the year ended December 31, 2022.
We utilize user data and rigorous A/B testing to improve the user experience, and continuously optimize the performance of our marketing campaigns and channels. We use highly targeted promotional incentives, where appropriate, to profitably acquire and retain buyers. We focus on engaging and retaining our users with personalized experiences and elevated storytelling. We understand user preferences from their discovery and purchase history, and use that data to recommend products that are most likely to drive engagement, conversion, and repeat purchasing. We offer Private Client services to our most engaged consumers; and cultivate interior designer engagement and retention through the Trade 1st program. We communicate with our buyers primarily through email, site, text, mobile push notifications, print catalogs, and organic social.
We acquire new sellers through a combination of inbound applicants who primarily find us by word of mouth from other sellers, as well as focused lead sourcing. We review all applications from these efforts, tier them according to desirability based on their inventory quality and “salability” onsite, and then invite the approved sellers to join our online marketplace.
Environmental, Social, and Governance (“ESG”)
Our business creates a positive environmental and economic impact, balancing the needs of our buyers, sellers, partners, employees, investors and the environment. We are committed to extending the lifecycle of luxury goods by promoting their recirculation. As of December 31, 2023, approximately 64% of the listings on our marketplace are secondary. Buying an item on our marketplace offsets the need to manufacture a new item, which creates a positive economic impact for all parties. In addition to providing buyers an opportunity to shop sustainably, we continued to provide financial support to organizations through our employee giving and charitable donations program in the year ended December 31, 2023.
Our Employees, Culture, Values and Human Capital Resources
As of December 31, 2023, we had 237 full-time employees, including 56 in technology development, 55 in sales and marketing, 38 in general and administrative, and 88 in operations.
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
We have built a talented, experienced management team led by our CEO, David Rosenblatt, who joined 1stDibs in November 2011 with a vision to transform the online luxury experience. Members of our management team have helped create and grow leading luxury, design, and technology businesses globally such as Amazon, Care.com, Christie’s, DoubleClick, Farfetch, Google, PayPal, Refinery29 and Shutterstock, and have retained a strong entrepreneurial spirit and a wide array of knowledge. We believe in the importance of fostering a diverse, inclusive, and safe workplace; diversity is both a priority and strength of our company. We strive to continue to improve representation throughout the organization. Below is a breakdown of how our U.S.-based team self-identifies as of December 31, 2023.

	Asian	Black or African American	Hispanic or Latino	White	Two or more races	Female
All Employees	16%	7%	6%	67%	4%	50%
Management(1)	—%	12%	—%	88%	—%	38%
(1) - Management is defined as our CEO and the management team reporting directly to the CEO.
The composition of our Board of Directors also reflects our commitment to diversity. In 2023, three of our six directors, including each chairperson of our Audit, Compensation, and Nomination and Corporate Governance committees, are female or a member of the LGBTQ+ community.

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
Our efforts are focused on establishing business norms that promote Diversity, Equity, Inclusion, and Belonging (“DEIB”) both within the company and across the broader design community. During the year ended December 31, 2023, our internal approach included educational, recruiting, and corporate social responsibility programs. We currently have five employee resource groups for the purpose of connecting employees with shared identities, backgrounds, and interests to help foster the company’s culture of inclusion, and engage employees in our DEIB efforts.
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
•Proprietary Database: We created an extensive digital catalog in luxury design with associated metadata that is used to simplify the buyer experience in an ordinarily complex purchase process. This database includes taxonomies, structured metadata, an expansive catalog of luxury brands and designers, and an extensive library of luxury design products, product attributes, and pricing data. Our highly sophisticated, purpose-built technology stack facilitates complex, multi-step online transactions and is extremely difficult to replicate. Technology powers all aspects of our business, including our complex single-SKU and multi-SKU order management system.
•Big Data: We leverage browsing history on our platform, followed searches, “favorited” items, and previous purchases to generate personalized emails and on-site recommendations. This data provides us the ability to predict the relative likelihood of an item selling, as compared with other items, based upon price point and the quality of the listing, images, and shipping quotes. We leverage this data, including user behaviors, sales trends, and seller behaviors, to improve the effectiveness of our buyer targeting and conversion efforts, and increase supply growth from existing and prospective sellers.
•Scalable Page Creation: We utilize unstructured on-platform search query data to create new indexable pages automatically to increase our long-tail organic search traffic and enable broader Search Engine Optimization and Search Engine Marketing (“SEM”) coverage.
•System Security and Business Continuity: Our infrastructure has been designed to adhere to industry best practices for secure storage and management of all sensitive data, including encryption (for data at rest as well as in transit), access logging, and internal change controls. Physical and logical access controls are in place, and personally identifiable information is obfuscated. Utilize third-party servers across multiple availability zones with data securely backed up in real time across multiple regions.
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
We list luxury design products from numerous sellers located throughout the United States and from over 90 countries, and the items we list from our sellers may contain materials that are subject to regulation by international, federal, state, and local governments and other regulatory authorities. In addition, numerous U.S. states and municipalities have regulations regarding the handling of antique and vintage items and licensing requirements of antique and vintage dealers. Our business activities are also subject to various restrictions under U.S. export and similar laws and regulations, as well as various economic and trade sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Further, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide sellers and buyers access to our platform or could limit our sellers’ and buyers’ ability to access or use our services in those countries.
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
We incurred net losses of $22.7 million, $22.5 million, and $21.0 million during the fiscal years ended December 31, 2023, 2022, and 2021, respectively. We had an accumulated deficit of $313.7 million as of December 31, 2023. We expect to incur significant losses in the future. We will need to generate and sustain increased revenue levels or reduce operating costs materially in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. Our operating expenses may increase substantially in the foreseeable future to the extent necessary that we may hire additional employees, invest in expanding our seller and buyer base and deepening our existing seller and buyer relationships, expand across and within product verticals, increase our marketing efforts and brand awareness, and invest in expanding our international operations. In addition, as a public company, we have and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. These expenditures will make it more difficult for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we were to reduce our expenses, it could negatively impact our growth and growth strategy. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
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
•the changing consumer behaviors as a result of the post COVID-19 pandemic or other events, such as geopolitical crises, which may cause significant economic or social disruption;
•our ability to successfully manage previously-minted NFTs that remain available for sale and to anticipate and manage the risks associated therewith; and
•economic and market conditions, particularly those affecting the luxury design products industry, such as fluctuations in inflation and interest rates or supply chain or global shipping disruptions.
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
We have experienced fluctuations in our net revenue growth, with net revenue of $84.7 million, $96.8 million, and $102.7 million during the fiscal years ended December 31, 2023, 2022, and 2021, respectively. You should not rely on our net revenue for any previous quarterly or annual period as any indication of our net revenue or revenue growth in future periods. As we grow our business, our net revenue growth rates have and may in the future decelerate compared to prior years for a number of reasons, which may include more challenging comparisons to prior periods as our net revenue grows, slowing demand for our online marketplace, increasing competition, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, notwithstanding the general increase in online transactions, including for luxury purchases, our growth rates are likely to experience increased volatility, and may decelerate, in future periods.
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
We may expand our business through acquisitions of other businesses, products, or technologies, which have required, could continue to require, and may require significant management attention, could disrupt our business, dilute stockholder value, adversely affect our operating results, and/or prove to be unsuccessful.
We have acquired a number of other businesses in the past, and may acquire additional businesses, products, or technologies in the future. For example, in May 2019, we acquired Design Manager, a project management and accounting software company for interior designers. In June 2022, we sold 100% of our equity interest in Design Manager. Acquisitions may divert management’s time and focus from operating our business. Acquisitions also may require us to spend a substantial portion of our available cash, incur debt or other liabilities, amortize expenses related to intangible assets, or incur write-offs of goodwill or other assets. In connection with these types of transactions, we may be required to issue equity securities, which could cause dilution to our stockholders. In addition, integrating an acquired business or technology is risky. Completed and future acquisitions may result in unforeseen operational difficulties and expenditures associated with:
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
•issuing our equity securities;
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
To expand our buyer base, we must appeal to and attract buyers of luxury design products and convert users to Active Buyers on our online marketplace. New buyers may not purchase through our online marketplace as frequently or spend as much with us as existing buyers. As a result, the revenue generated from new buyer transactions may not be as high as the revenue generated from transactions with our existing buyers. Our historical performance for Active Buyers may not be indicative of future performance in new Active Buyers. Failure to attract new buyers and to maintain relationships with existing buyers, or to convert users to Active Buyers on our online marketplace, would harm our results of operations and our ability to attract and retain sellers.
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
We rely, in part, on sellers to provide a positive experience to buyers, which includes limited disruptions in service by sellers.
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
Further, any disruption in the operations of a substantial number of sellers, such as interruptions in delivery services, disruption due to public health crises, such as the COVID-19 pandemic, natural disasters, inclement weather, or political unrest, could also result in negative experiences for a substantial number of buyers. If buyers do not have a positive experience transacting business on our online marketplace for any reason, or if we or our sellers fail to provide a high level of customer support and responsiveness, it could harm our reputation and our business.

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
We maintain an allowance for transaction losses, which consists primarily of losses resulting from our buyer protection program, including damages to products caused by shipping and transit, items that were not received or not as represented by the seller, and reimbursements to buyers at our discretion if they are dissatisfied with their experience. The provision for transaction losses also includes bad debt expense associated with our accounts receivable balance. Transaction loss expense associated with our buyer protection program accounted for approximately 87%, 85%, and 81% of the provision for transaction losses in the fiscal years ended December 31, 2023, 2022, and 2021, respectively, with discretionary buyer reimbursements, which are part of the buyer protection program, constituting a small portion thereof. However, our historical experience may not be indicative of future trends and transaction loss expense associated with our buyer protection program, including buyer reimbursements, or bad debt expense may increase or fluctuate from period to period. Further, our provision for transaction losses may fluctuate depending on many factors, including changes to our buyer protection programs and the impact of regulatory changes, and we may see the provision for transaction losses increase proportionally with our on-platform GMV and net revenue. If our allowance for transaction losses is insufficient, it could adversely affect our results of operations.
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
Our business and results of operations are subject to industry and global economic conditions and their impact on consumer discretionary spending, particularly in the market for luxury design products. If general economic conditions deteriorate in the United States or in other markets where we operate, consumer discretionary spending may decline and demand for the luxury design products available on our online marketplace may be reduced. This would cause sales through our online marketplace to decline and adversely impact our business. Exchange rates may also impact sales, with a strong U.S. dollar dampening demand for goods denominated in dollars from buyers outside the United States. Consumer purchases of luxury design products have generally declined during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Other factors that may negatively influence consumer spending on luxury design products include unemployment levels, higher consumer debt levels, reductions in net worth, declines in asset values, market uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, changes to monetary policy, volatile currency exchange rates, fluctuating fuel and other energy costs, fluctuating commodity prices, government shutdowns, financial distress caused by recent or potential bank failures and the associated bank crisis and concerns about the stability and liquidity of certain financial institutions, volatility or disruption in the capital markets, and general uncertainty regarding the overall future political and economic environment. Economic conditions may also be affected by global health crises, such as the COVID-19 pandemic, natural disasters, such as earthquakes, hurricanes, floods, severe storms, and wildfires, and wars, social unrest, political tensions, or other unexpected events, which may include further embargoes, regional instability and geopolitical shifts, that may adversely impact our business and operating results to an extent that cannot be predicted. For example, the continued turmoil resulting from the various ongoing wars or conflicts could have a depressing effect on the global economy, which could dampen our business activity by reducing the demand for luxury design products. Such economic uncertainty and decrease in the rate of purchases of luxury design products may slow the rate at which sellers choose to list their items with us, which could result in a decrease of items available through our online marketplace.
Additionally, adverse economic changes could reduce consumer confidence, and could thereby negatively affect our operating results. In the event of a prolonged economic downturn or acute recession, significant inflation, or supply chain shortages, consumer spending habits could be adversely affected, and our business, financial condition, and results of operations could be harmed. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.
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
We have experienced rapid growth in our business in the past, such as in the number of sellers and the number of countries in which we have sellers and buyers, and we intend to continue to focus on growth, both in the United States and abroad. The growth of our business, if any, places significant demands on our management team and pressure to expand our operational and financial infrastructure. As we continue to grow, our operating expenses will increase. If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed. In addition, we have in the past experienced, and may in the future experience, slower growth rates. For example, our net revenue decreased in the year ended December 31, 2023 as compared to the year ended December 31, 2022. Although we continue to focus on growth and are evaluating various approaches and alternatives to execute on our business strategies, the outcome of such evaluation or impact of any subsequent actions, if any, is uncertain. Failure to sustain or increase the growth of our business or to execute our business strategies would likely materially and adversely impact our business, financial condition, and results of operations.
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
Our cost-reduction initiatives related to achieving cash flow positive operations are subject to many risks and uncertainties and may have an adverse impact on our performance. For example, during the year ended December 31, 2023, we identified that we had excess vacancy in our office spaces and entered into a sublease agreement with a third party for approximately 78% of the rentable office space, which expanded to 100% of the rentable office space in January 2024. The sublease expires on the expiration date of our lease. This cost-reduction initiative could materially and adversely affect our business, cash flows, results of operations, profitability, and financial condition, due to factors beyond our control, including if our subtenant fails to make lease payments or otherwise defaults on their obligation to us as we could incur such payment obligations to our landlord and we may not be successful in realizing our anticipated savings and efficiencies. Additionally, in June 2023, we announced a workforce reduction designed to reduce our operating costs and realign our investment priorities. We may not effectively execute on, or achieve the stated goals of, this or future workforce reductions. For example, the reduction in workforce may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, and decreased employee morale. In addition, while positions have been eliminated, certain functions necessary to our operations remain. We may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees and may need incur additional and unanticipated costs to rehire or hire new personnel to perform such duties or may need to conduct additional reductions in workforce as we further redistribute such duties. If we are unable to realize the anticipated benefits, or experience significant adverse consequences, from any of our cost-reduction initiatives, our business, financial condition, and results of operations may be materially adversely affected.
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
We have made substantial investments to expand to markets outside of the United States and continued expansion in markets outside of the United States may require significant additional financial investment. For example, in the year ended December 31, 2023, we launched localized sites in Italy and Spain, which may require significant financial investments to maintain. These investments include marketing to attract and retain new sellers and buyers, developing localized services and web platforms, forming relationships with third-party service providers, supporting operations in multiple countries, and potentially acquiring companies based outside the United States and integrating those companies with our operations. These expansion efforts may not be successful and as a result, our business, results of operations, financial condition, and brand could suffer.
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
Economic, political, and market conditions, including geopolitical risks, could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations.
Our business, financial condition, and results of operations are sensitive to changes in general economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, unemployment rates, economic growth, rates of inflation (or concerns about deflation), supply chain disruptions, impacts of current geopolitical conflicts or instability and the uncertain nature, magnitude, and duration of political instability and military hostilities in multiple geographies, including recent military invasions, the potential effects of sanctions limitations, retaliatory cyber-attacks on the world economy and markets, and potential shipping delays, and other macroeconomic factors. For example, if our shipping carriers are unable to fulfill orders in impacted regions, as has been the case, the resultant disruptions to our delivery chain could negatively affect the timely delivery of our other orders, which could adversely affect our business and reputation. In addition, we rely on our payment processors to understand the destination of our payments to sellers. If our payment processors fail to follow newly imposed sanctions limitations, we may be at risk of being deemed to have violated such sanctions limitations. In addition, if we are overly conservative in our approach to canceling or pausing orders in impacted regions due to general instability in the area, the value of our brand could be harmed, which could negatively impact our business, financial condition, and results of operations.
We have transitioned to being a flexible work model company, which could have a negative impact on the execution of our business plans and operations and create productivity, connectivity, and oversight challenges.
As a result of the COVID-19 pandemic, we transitioned to an almost fully remote work environment. More recently, we re-opened our offices, and implemented a flexible work model that we anticipate will have us continue to operate on a significantly remote and geographically (including internationally) dispersed basis for the foreseeable future. This remote and dispersed work environment could have a negative impact on the execution of our business plans and operations and create productivity, connectivity, and oversight challenges. For example, if a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security, and fraud vulnerabilities, which, if exploited, could result in significant recovery costs and harm to our reputation. Operating in a fully or predominantly remote work environment and providing and maintaining the operational infrastructure necessary to support a remote work environment also present significant challenges to maintaining compliance with state requirements such as employee income tax withholding, remittance and reporting, payroll registration, and workers’ compensation insurance. It may also negatively impact our corporate culture, including employee engagement and productivity.
Public health crises, such as the COVID-19 pandemic, have impacted, and may continue to impact, our business, key metrics, and results of operations in volatile and unpredictable ways.
Although the COVID-19 pandemic has subsided to a significant extent, its continued and future impact on our business, key metrics, and results of operations depend on future developments that are uncertain and unpredictable. For example, a resurgence of the COVID-19 pandemic or the emergence of another widespread public health crisis could adversely impact our business if our employees or our partners’ or third-party service providers’ employees become ill and are unable to perform their duties, and our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers, is impacted. In addition, we may experience a decline in the supply of luxury design products available through our online marketplace if our sellers face difficulty sourcing products in the event of any extended lockdowns or similar restrictions or measures implemented in response to a public health crisis. Any prolonged economic downturn due to a public health crisis (or otherwise) may negatively impact demand for luxury design products, including as a result of any significant or extended reduction in disposable incomes across our buyer base, and may result in global shipping disruptions. More generally, a public health crisis (or otherwise) could adversely affect economies and financial markets and lead to an economic downturn, which could harm our business, financial condition, and results of operations.
Our NFT platform (utilizing Ether, a cryptocurrency generated using the Ethereum protocol) may expose us to legal, regulatory, and other risks. Given the nascent and evolving nature of cryptocurrencies and NFTs, we may be unable to accurately anticipate or adequately address such risks or the potential impact of such risks. Although we ceased further investment in our NFT platform in January 2023, the occurrence of any such risks could adversely affect our business and reputation.
In August 2021, we announced the launch of our NFT platform where creators can make blockchain-encrypted design items, such as artwork, available as NFTs for digital purchase through 1stDibs, utilizing Ethereum, a blockchain technology. NFTs are digital assets recorded on a blockchain ledger for verification of authenticity and ownership of a unique digital asset, such as artwork. In January 2023, we determined to cease further investment in the NFT platform; however, previously-minted NFTs remain available for sale. Given the increased scrutiny of digital assets as well as cryptocurrencies for regulatory and anti-money laundering purposes, it is possible that the United States and other jurisdictions will engage in increased scrutiny and regulation of NFTs and our business. As NFTs are a relatively new and emerging type of digital asset, the regulatory, commercial, and legal framework governing NFTs (as well as cryptocurrencies) is likely to evolve both in the United States and internationally and implicates issues regarding a range of matters, including, but not limited to, intellectual property rights, privacy and cybersecurity, fraud, anti-money laundering, sanctions, and currency, commodity, and securities law implications. Although we ceased further investment in our NFT platform, the occurrence of any such risks could adversely affect our business and reputation.
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
Although we do not directly collect, transmit, and store personal financial information such as credit cards and other payment information, we utilize third-party payment processors who provide these services on our behalf. We also collect and store certain personally identifiable information provided by our sellers and buyers and other third parties with whom we transact business, such as names, email addresses, and the details of transactions. The collection, transmission, and storage of such information is subject to stringent legal and regulatory obligations. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to seller and buyer data. In an effort to protect sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography, or other developments may result in our failure or inability to adequately protect sensitive information. In addition, there may be scamming or phishing attempts, such as impersonating our personnel, in an effort to obtain personal information from our sellers and buyers or otherwise make inappropriate use of our online marketplace, which could expose us to liability, reduce seller and buyer satisfaction or confidence with our online marketplace, or damage our reputation.
Our platform is vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, worms, malicious code, break-ins, phishing attacks, denial-of-service attacks, ransomware, and other cyber-attacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss of data, or unauthorized disclosure of personally identifiable or other sensitive information. Cyber-attacks could also result in the theft of our intellectual property. As we gain greater visibility, we may face a higher risk of being targeted by cyber-attacks. Advances in computer capabilities, new technological discoveries, or other developments may result in cyber-attacks becoming more sophisticated and more difficult to detect.
Any failure or perceived failure by us to comply with our privacy policies, our privacy or data protection obligations to sellers and buyers or other third parties, or our privacy or data protection legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause sellers and buyers to lose trust in us, which could have an adverse effect on our business. In addition to costs associated with investigating and fully disclosing a data breach, we could be subject to substantial costs to remedy the data breach, substantial monetary fines, or private claims by affected parties, and our reputation would likely be harmed.
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
For example, California enacted legislation in June 2018, the California Consumer Privacy Act (the “CCPA”), which provides data privacy rights for California consumers and new operational requirements for covered companies. The CCPA provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights, that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The California Privacy Rights Act (the “CPRA”), effective as of January 1, 2023, significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding consumers’ rights with respect to certain sensitive personal information and rights to object to sharing information for behavioral advertising purposes, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Additionally, the Virginia Consumer Data Protection Act, effective from January 1, 2023, the Colorado Privacy Act and the Connecticut Data Privacy Act, both effective from July 1, 2023, and the Utah Consumer Privacy Act, effective from December 31, 2023, each impose similar requirements on covered businesses. New privacy laws have also recently been passed in Indiana (Indiana Consumer Data Protection Act), Iowa (Iowa Consumer Data Protection Act), Montana (Montana Consumer Data Privacy Act), and Tennessee (Tennessee Information Protection Act), which will become effective between 2024 and 2026. There are a number of additional proposals for U.S. federal and state privacy laws that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs, and adversely affect our business. In addition, all 50 states have laws, including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers, and others. Aspects of these U.S. state privacy laws and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.
Similarly, the European Commission adopted a General Data Protection Regulation that became fully effective on May 25, 2018, imposing stringent EU data protection requirements on businesses processing personal data of EU and UK data subjects, respectively.
The GDPR is wide-ranging in scope and imposes numerous additional requirements on companies that process personal data, including requiring that lawful bases exist for all processing of personal data, requiring disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security of personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual obligations) are taken when engaging third-party processors or transferring data overseas. The GDPR also provides individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction, and objection. Complying with the GDPR remains an onerous and potentially costly obligation as interpretations of the specific requirements emerge through the courts, enforcement decisions and regulatory guidance. In addition, where personal data subject to the GDPR is transferred to non-adequate jurisdictions (e.g., where an EU seller or buyer transfers personal data to us in the U.S.), there is still considerable uncertainty surrounding the future trajectory of the perception of such transfers by EU courts and data protection authorities following the decision on July 16, 2020 by the Court of Justice of the EU in its Case C-311/18 Data Protection Commissioner v Facebook Ireland and Maximillian Schrems and associated enforcement action by certain EU data protection authorities (such as the Irish Data Protection Commission in May 2023). The European Commission issued an adequacy decision in respect of the EU-U.S. Data Privacy Framework on July 10, 2023, permitting transfers of personal data from the EU to U.S. organizations certified under the Framework, without additional transfer mechanisms. However, legal challenges to the validity of this adequacy decision have already been lodged in the EU, with further challenges expected. Similar data privacy laws, rules, and regulations in other countries may also impact our business.
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
In many jurisdictions, enforcement actions and consequences for non-compliance with protection, privacy, and information security laws and regulations are rising. In the U.S., possible consequences for non-compliance include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In the EU, data protection authorities may impose large penalties for violations of the data protection laws, including potential fines of up to €20 million or 4% of annual global revenue, whichever is greater. The authorities have shown a willingness to impose significant fines and issue orders preventing the processing of personal data on non-compliant businesses. Data subjects also have a private right of action, as do consumer associations, to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of applicable data protection laws. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us. If we fail to follow these standards, even if no seller or buyer information is compromised, we may incur significant fines or experience a significant increase in costs.
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
We use social media, emails, and push notifications as part of our omni-channel approach to marketing and communications with sellers and buyers. As laws and regulations evolve to govern the use of these channels, the failure by us, our employees or third parties acting at our direction to comply with applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, consumers, or others. Information concerning us or our sellers and buyers, whether accurate or not, may be posted on social media platforms at any time and may have an adverse impact on our brand, reputation, or business. Additionally, we have been, and may in the future be, subject to negative press or public allegations, including on social media, regarding the authenticity of our offerings. Any material failure or perceived failure in our authentication operating could cause buyers and sellers to lose confidence in our platform and adversely affect our revenue. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our reputation, business, results of operations, financial condition, and prospects.
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
Our brand and ability to attract and retain sellers and buyers depends in part on the reliable performance of our cloud-hosted servers, network infrastructure and content delivery process. If the services provided by third parties are disrupted or if we are unable to maintain and scale the technology underlying our platform, our operations and business could suffer. The volume of traffic and activity on our online marketplace spikes on certain days and during certain periods of the year, such as during the fourth quarter due to the seasonality of our business, and any interruption would be particularly problematic if it were to occur at such a high-volume time.
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
We have experienced, and expect that in the future we will experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints, and lack of network connectivity in one or more regions, which could affect the availability of services on our platform and prevent or inhibit the ability of buyers to access our online marketplace or complete purchases on our online marketplace and app. Third-party providers host much of our technology infrastructure. Any disruption in their services, or any failure of our providers to handle the demands of our online marketplace could significantly harm our business and damage our reputation. Third-party providers also have systems that are constantly evolving, it is difficult to predict the challenges that we may encounter in developing our platform for use in conjunction with such third-party systems, and we may not be able to modify our integrations to assure its compatibility with the systems of other third parties following any of their changes to their systems. Further, if we experience failures in our technology infrastructure or do not expand our technology infrastructure successfully, then our ability to attract and retain sellers and buyers and our growth prospects and our business would suffer. We do not have control over the operations of the facilities of these third-party providers that we use. These facilities may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct.
Our business depends on continued and unimpeded access to the Internet and mobile networks.
To access our online marketplace, our sellers and buyers rely on access to the Internet. Internet service providers may choose to disrupt or degrade access to our online marketplace or increase the cost of such access. Similarly, to download our mobile applications, application store providers must allow our applications to be listed. Internet service providers or application store providers could also attempt to charge us for providing access to our online marketplace. The adoption of any laws or regulations that adversely affect the popularity or growth in use of the Internet or our services, including laws or regulations that undermine open and neutrally administered Internet access, could decrease user demand for our service offerings and increase our cost of doing business. In January 2018, the Federal Communications Commission (the “FCC”) released an order reclassifying broadband Internet access as an information service, subject to certain provisions of Title I of the Communications Act. Among other things, the order eliminates rules adopted in 2015 that prohibited broadband providers from blocking, impairing, or degrading access to legal content, applications, services, or non-harmful devices, or engaging in the practice of “paid prioritization” of content or services by Internet service providers (e.g., the favoring of some lawful internet traffic over other traffic in exchange for higher payments). The order was contested and affirmed in federal court, and the parties declined to appeal the decision to the Supreme Court. A number of states have also enacted or are considering legislation or executive actions that would regulate the conduct of broadband providers. On July 9, 2021, President Biden signed an executive order which, among other things, instructed the FCC to restore the net neutrality rules. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal or state legislation, or the FCC. If net neutrality rules are not implemented, or Internet service providers engage in blocking, throttling, or paid prioritization or similar practices, our business, financial condition, and results of operations could be materially and adversely affected. Outside of the United States, government regulation of the Internet, including the idea of network neutrality, may be developing or non-existent. As a result, we could face discriminatory or anti-competitive practices that could impede both our and sellers’ growth prospects, increase our costs and harm our business.
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
The sale of certain items through our online marketplace is subject to regulation, including by regulatory bodies such as the U.S. Consumer Product Safety Commission, the Federal Trade Commission, the U.S. Fish and Wildlife Service and other international, federal, state, and local governments and regulatory authorities. These laws and regulations are complex, vary from state to state and change often. We monitor these laws and regulations and adjust our business practices as warranted to comply. We list luxury design products from numerous sellers located throughout the United States and from over 90 countries, and the items listed by our sellers may contain materials such as fur, python, ivory, and other exotic animal product components, that are subject to regulation or cultural patrimony considerations. Our standard seller terms and conditions require sellers to comply with applicable laws when listing their items. Failure of our sellers to comply with applicable laws, regulations and contractual requirements could lead to litigation or other claims against us, resulting in increased legal expenses and costs. Moreover, failure by us to effectively monitor the application of these laws and regulations to our business, and to comply with such laws and regulations, may negatively affect our brand and subject us to penalties and fines.
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
There has been increased focus, including by consumers, investors, employees, and other stakeholders, as well as by governmental and non-governmental organizations, on ESG matters. We intend to operate in line with our guiding principles and focus on the long-term sustainability of our business. From time to time, we may announce certain initiatives, including goals, regarding our focus areas, which may include environmental and sustainability matters, responsible sourcing, social investments and inclusion and diversity. We aim to create more economic opportunity for sellers, greater diversity in our workforce, and build long-term resilience by reducing our carbon footprint. Any failure by us to meet our commitments with regard to environmental, sustainability, responsible sourcing, social, and inclusion and diversity matters could negatively affect our brand, including harming our relationship with our employees, employee engagement, and retention, the willingness of our sellers and buyers to do business with us, or investors’ willingness to purchase or hold shares of our common stock, any of which could adversely affect our business, financial performance, and growth. Our reputation could be damaged if we, our sellers, and other relevant parties do not (or are perceived not to) act responsibly regarding ESG standards, or if we fail to appropriately respond to concerns raised by our consumers, investors, and other interested persons, which could have a material adverse effect on our business, financial condition, and results of operations. The costs to achieving our ESG goals, and the costs or potential impact from business decisions informed by ESG matters could have a material adverse effect on our business and financial condition. In addition, standards regarding ESG matters could develop and become more onerous for us to comply with, which could also result in costs that have a material adverse effect on our business and financial condition.
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
GDPR, CPRA, CCPA, and similar laws in other jurisdictions, and future changes to or interpretations of any of these laws, may continue to change the data protection landscape globally, may be potentially inconsistent or incompatible, and could result in potentially significant operational costs for internal compliance and risk to our business. Some of these requirements introduce friction into the buying and selling experience on our platforms and may impact the scope and effectiveness of our marketing efforts, which could negatively impact our business and future outlook. Complying with these laws and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities. For example, under the GDPR alone, noncompliance could result in fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater. We may not be entirely successful in our compliance efforts due to various factors either within our control (such as limited internal resource allocation) or outside our control (such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain requirements).
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
The application of indirect taxes, such as sales and use tax, VAT, provincial taxes, goods and services tax, business tax and gross receipt tax, to businesses like ours and to our sellers and buyers is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and could change. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes apply to our business or to sellers’ businesses. For example, it is unclear whether sales tax statutes on digital goods apply to NFTs. One or more states, the federal government or other countries may seek to impose additional reporting, record-keeping, or indirect tax collection obligations on businesses like ours that facilitate online commerce. For example, the U.S. Congress considered the “Marketplace Fairness Act,” which would have granted states the authority to require certain online merchants to collect sales tax on online sales at the time a transaction is completed. Although this legislation was not passed, there is no assurance that it, or similar legislation, will not be re-introduced or adopted in the future. In addition, EU reforms to the VAT obligations for business to consumer e-commerce sellers and marketplaces went into effect in July 2021. In connection with these reforms, certain marketplaces will become the deemed supplier when they facilitate certain cross-border business to consumer transactions of their third-party sellers. As a result, marketplaces may be liable to collect, report, and remit the VAT due from the consumer. The United Kingdom has implemented similar VAT marketplace rules, which went into effect in January 2021 and, in certain situations, may make facilitating marketplaces liable for the VAT collections for their overseas sellers. We continually monitor changes, such as these, which could materially affect our business operations. New taxes, both domestically and internationally, could also require us or sellers to incur substantial costs to capture data and collect and remit taxes. If such obligations were imposed, the additional costs associated with tax collection, remittance, and audit requirements could make selling through our online marketplace less attractive and more costly for sellers, which could harm our business.
Our facilitation of transactions in cryptocurrencies such as Ether on our NFT platform exposes us to risks under U.S. and foreign tax laws.
Although under U.S. federal tax laws, cryptocurrencies are currently considered property versus currency, we are obligated to report transactions involving cryptocurrencies in U.S. dollars and must determine their fair market value on each transaction date. The U.S. federal taxing authorities have issued limited guidance on cryptocurrency transactions. The current guidance treats the use of cryptocurrency to purchase a NFT as a taxable disposition of the cryptocurrency, which subjects the holder to taxable gain that such holder must report for federal and state tax purposes. Similarly, a seller of an NFT is subject to tax on the sale of the NFT. Congress is currently proposing legislation that could require us to report such transactions to the IRS. Our failure to accurately record or report the cryptocurrency and NFT sales transacted through our NFT platform, or held by us, would expose us to adverse tax consequences, penalties, and interest. Moreover, the IRS, in connection with audits of cryptocurrency exchanges, has successfully sued to obtain account holder transaction and tax information. The applicability of tax laws in the United States and foreign jurisdictions with respect to cryptocurrency and NFTs will continue to evolve. This uncertainty increases the risk of non-compliance with tax laws, which in turn could result in adverse tax consequences, penalties, investigations or audits, litigation, account holder lawsuits, or the need to revise or restate our financial statements and associated consequences therewith, among other things. We ceased further investment in our NFT platform in January 2023. However, because previously-minted NFTs remain available for sale on our platform, any of the foregoing could adversely affect our business and reputation.
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
The market prices of the securities of other newly public companies have historically been highly volatile and markets in general have been highly volatile in light of the impacts from global adverse economic, political, or market conditions, including changes resulting from increases in inflation or interest rates, consumer credit conditions, consumer debt levels, consumer confidence, supply chain disruptions, and geopolitical instability. Our stock price may be volatile and may decline, resulting in a loss of some or all of your investment. For example, our common stock has traded both above and below our initial public offering (“IPO”) price. The trading price and volume of our common stock could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•variations in our results of operations and other financial and operational metrics, including the key financial and operating metrics, as well as how those results and metrics disclosed in this Annual Report on Form 10-K compare to analyst and investor expectations;
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
•events or factors resulting from war or other outbreak of hostilities, geopolitical tensions, acts of terrorism, global health crises, such as the COVID-19 pandemic, responses to these events, or the perception that any such factors or events may occur;
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
•trading activity by our principal stockholders and other market participants, in whom ownership of our common stock may be concentrated;
•market perception of, or reaction to, our share repurchase program;
•price and volume fluctuations, and general volatility, in the overall stock market;
•the performance of the equity markets in general and in our industry;
•the operating performance of other similar companies;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•new laws or regulations, new interpretations of existing laws, or regulations applicable to our business;
•litigation or other claims against us;
•the number of shares of our common stock that are available for public trading; and
•any other factors discussed in this Annual Report on Form 10-K.
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the price of our common stock, whether due to any of the foregoing factors or otherwise, could decline for reasons unrelated to our business, results of operations, or financial condition. The price of our common stock might also decline in reaction to events that affect other companies, even if those events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are the subject of such litigation, it could result in substantial costs and could divert our management’s attention and resources, which could adversely affect our business.
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

Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
We are committed to protecting the security of our systems and the data we handle. We are currently designing a program to align with international best practices used in our industry, such as the Cyber Security Framework from the National Institute of Standards and Technology (“NIST”).
Our Board of Directors has ultimate oversight over cybersecurity risk assessment and management, which it administers through the Audit Committee. The Audit Committee oversees our cybersecurity policies and practices, internal controls regarding information security, and compliance with legal and regulatory requirements regarding cybersecurity risks. The Audit Committee receives periodic updates on cybersecurity matters from the leaders of our management team.
As part of our overall enterprise risk management processes and to better evaluate our cybersecurity risks, we are conducting a business impact analysis by leveraging what we anticipate being an annual company-wide enterprise risk management assessment to understand the relationship between our critical business operations and our information technology systems. We are partnering with third party service providers to assist us in achieving our cybersecurity goals. We also have a cyber risk insurance policy designed to help us mitigate risk exposure by offsetting costs involved with recovery and remediation after a cybersecurity breach or similar event.
As of the date of this Annual Report on Form 10-K, we are not aware of any material risks from cybersecurity threats that have materially affected us, including our business strategy, results of operations, or financial condition. For a discussion of how material risks from cybersecurity threats could materially affect us, see “Risk Factors—Risks Related to Privacy, Cybersecurity, and Infrastructure—If sensitive information about our sellers and buyers or other third parties with whom we transact business is disclosed, or if we or our third-party providers are subject to cyber-attacks, use of our online marketplace could be curtailed, we may be exposed to liability, and our reputation would suffer.”
Item 2.    Properties
Our corporate headquarters are located in New York, New York. Effective January 2024, our corporate headquarters have been relocated to 300 Park Avenue South, New York, New York where we currently lease approximately 13,000 square feet under a lease agreement that expires in December 2028. We also lease approximately 42,000 square feet in New York, New York, which we are currently subleasing to a third party. See Note 10, “Leases” for further discussion.
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
Holders of Record
As of the close of business on February 1, 2024, there were approximately 106 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In August 2023, the Board of Directors authorized a Stock Repurchase Program to repurchase up to an aggregate of $20.0 million of our common stock. As of December 31, 2023, 823,483 shares have been purchased for a total cost of $3.5 million since the commencement of the program and approximately $16.5 million remains available for future purchases under the program.
The following table presents details of our monthly share repurchases for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)
October 1, 2023 - October 31, 2023	116,194	$3.87	116,194	$18,174
November 1, 2023 - November 30, 2023	167,263	$4.44	167,263	$17,431
December 1, 2023 - December 31 2023	205,067	$4.52	205,067	$16,504
Total	488,524		488,524
(a) Average price per share includes broker commissions.
(b) On August 4, 2023, the Board of Directors authorized a Stock Repurchase Program to repurchase up to an aggregate of $20.0 million of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our 2024 proxy statement set forth in the section titled “Securities Authorized for Issuance under Equity Compensation Plans” to be filed with the SEC within 120 days of the year ended December 31, 2023 (the “Proxy Statement”).

Performance Graph
We have presented below the cumulative total return to our stockholders in comparison to the Nasdaq Composite Index (Nasdaq Composite) and Russell 2000. All values assume a $100 initial investment at the market close on June 10, 2021, the date our common stock began trading on the Nasdaq Stock Market, through December 31, 2023. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Comparison of Cumulative Total Return
150
100
50
0
6/10/2021
12/31/2021
12/31/2022
12/31/2023
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
1stDibs began in 2000 with the vision of bringing the magic of the Paris flea market online by creating a listings site for top vintage and antique furniture sellers. Soon thereafter, we moved our headquarters to New York City and focused primarily on adding U.S.-based sellers to our site. The quality of our initial seller base enabled us to build a reputation in the design industry as a trusted source for unique luxury design products. In over two decades of operating history, we have strengthened our brand and deepened our seller relationships. We launched our e-commerce platform in 2013 and transitioned to a full e-commerce marketplace model in 2016. As of December 31, 2023, we operate an e-commerce marketplace with approximately 7,800 unique sellers, compared to approximately 5,600 as of December 31, 2022. As of December 31, 2023, we had 6.3 million users compared to 5.5 million as of December 31, 2022, and approximately 1.7 million listings, compared to 1.5 million as of December 31, 2022. Users represent non-seller visitors who register on our website, including both buyers and prospective buyers, and are identified by a unique email address. Our online marketplace seller stock value, the sum of the listed stock value of all available products listed on our online marketplace, was consistent year over year and exceeded $10.0 billion as of both December 31, 2023 and 2022. An individual listing’s stock value is calculated as the item’s current price multiplied by its quantity available for sale.
GMV was $362.3 million for the year ended December 31, 2023 compared to $425.4 million for the year ended December 31, 2022, a decrease of 15%. Our net revenue was $84.7 million for the year ended December 31, 2023, compared to $96.8 million for the year ended December 31, 2022, a decrease of 13%. We believe our GMV and net revenue have been adversely impacted, both directly and indirectly, by macroeconomic factors, including significant capital market volatility, significant housing market volatility, rising interest rates, inflation, global economic and geopolitical developments, and changing consumer behavior in a post-COVID-19 environment; however, these impacts are difficult to isolate and quantify. In the year ended December 31, 2023, we generated a net loss of $(22.7) million and Adjusted EBITDA of $(13.3) million, compared to a net loss of $(22.5) million and Adjusted EBITDA of $(20.7) million for the year ended December 31, 2022. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net loss to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with GAAP.
Restructuring Charges
In June 2023, we announced a workforce reduction designed to reduce operating costs and realign investment priorities involving the reduction of approximately 20% of the Company’s global workforce. As a result of the reduction, we incurred approximately $2.0 million in restructuring charges during the year ended December 31, 2023, consisting primarily of employee severance and benefits costs. We do not expect to incur any significant additional charges related to restructuring in the fiscal year ended December 31, 2023. See Note 2, “Summary of Significant Accounting Policies” for further discussion of our accounting for the restructuring charges.
In September 2022, we announced and implemented a restructuring plan to reduce operational costs and realign investment priorities involving the reduction of approximately 10% of our workforce. As a result of the reduction, we incurred approximately $0.7 million in restructuring charges in the year ended December 31, 2022, consisting primarily of employee severance and benefits costs. As of December 31, 2022, the restructuring plan was completed.
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
Seller Marketplace Services
Seller marketplace services consist of marketplace transactions, subscriptions, and listings, and accounted for substantially all of our net revenue in the years ended December 31, 2023, 2022, and 2021, respectively.
Marketplace Transaction Fees
Our sellers pay us a commission and processing fee for the successful sale of an item listed on our online marketplace. We have a commission fee structure that is a function of the item’s category and price. Our commission fees range from 5% to 50% of GMV and processing fees are 3% of the buyer’s total payment, net of expected refunds. Our marketplace transaction fees represent the majority of our net revenue and accounted for 71% of our net revenue in each of the years ended December 31, 2023, 2022, and 2021.
Subscription & Listing Fees
We offer our sellers various subscription pricing tiers which allows them to choose the plan that best fits their business, with choices of a higher monthly subscription fee and lower commission rates or a lower monthly subscription fee and higher commission rates. Additionally, some sellers have no monthly subscription fees and higher commission rates, however, we no longer offers this option to new sellers. Subscription fees accounted for 24%, 24%, and 23% of our net revenue in the years ended December 31, 2023, 2022, and 2021, respectively. Our ability to maintain the level of our annual subscription fee rates depends on our ability to continue to generate sales for our sellers, which in turn depends on our ability to drive GMV growth, as GMV increases the network effect on our online marketplace. We earn listing fees from sellers, on a per item basis, as directed by the seller to promote certain items at the seller’s discretion. Sellers do not pay a listing fee for a basic listing on our online marketplace, but can choose to pay for other listing fees, which provide promotional advantages over the basic listing. Listing fees accounted for 4%, 2%, and 2% of our net revenue in the years ended December 31, 2023, 2022, and 2021, respectively.
Other Services
Other services consist of advertisements and, prior to the sale of Design Manager, software services and accounted for 1%, 3% and 4% of our net revenue in the years ended December 31, 2023, 2022, and 2021, respectively. Advertising revenue is generated when impression-based ads are displayed on our online marketplace on our sellers’ behalf. Software services revenue consisted of monthly and annual subscriptions previously sold through our Design Manager subsidiary which allowed users, typically interior designers, to access our project management and accounting software. On June 29, 2022, we sold Design Manager and no revenue related to software services has been recognized since.
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
For GMV, Number of Orders, and Active Buyers, these metrics are based on internal company data, assumptions, and estimates and are used in managing our business. We believe that these figures are reasonable estimates, and we actively take measures to improve their accuracy, such as eliminating known fictitious or duplicate accounts. There are, however, inherent challenges in gathering accurate data across large online and mobile populations. For example, individuals may have multiple email accounts in violation of our terms of service, which would result in an Active Buyer being counted more than once, thus impacting the accuracy of our number of Active Buyers. In addition, certain metrics, such as the number of Active Buyers, Number of Orders, and GMV are measured based on such numbers as reported in a given month, minus cancellations within that month. As we do not retroactively adjust such numbers for cancellations occurring after the month, the metrics presented do not reflect subsequent order cancellations. We regularly review and may adjust our processes for calculating these metrics to improve their accuracy. These key operating and financial metrics may vary from period to period and should not be viewed as indicative of other metrics.

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
GMV	$362,316	$425,375	$447,471
Number of Orders	133,072	148,399	158,061
Active Buyers	60,716	67,598	72,420
Adjusted EBITDA (unaudited)	$(13,340)	$(20,670)	$(16,493)
Gross Merchandise Value
We define GMV as the total dollar value from items sold by our sellers through 1stDibs in a given month, minus cancellations within that month, and excluding shipping and sales taxes. GMV includes all sales reported to us by our sellers, whether transacted through the 1stDibs online marketplace or reported as an offline sale. We define “on-platform GMV” as GMV based only on sales placed or reported through the 1stDibs online marketplace, thus on-platform GMV is a subset of GMV. Offline sales consist of sales completed by a small number of sellers outside of our online marketplace and reported to us by these sellers in exchange for increased marketing exposure and/or slightly lower commission rates on both their on-platform and offline sales. We do not intend to add new sellers to this program and have not in the current year. On-platform GMV accounted for $346.6 million, or 96%, $409.4 million, or 96%, and $432.6 million, or 97% of GMV in the years ended December 31, 2023, 2022 and 2021, respectively. We view GMV as a measure of the total economic activity generated by our online marketplace and as an indicator of the scale, growth, and health of our online marketplace. Our historical performance for GMV may not be indicative of future performance in GMV.
Number of Orders
We define Number of Orders as the total number of orders placed or reported through the 1stDibs online marketplace in a given month, minus cancellations within that month. Our historical performance for Number of Orders may not be indicative of future performance in Number of Orders.
Active Buyers
We define Active Buyers as buyers who have made at least one purchase through our online marketplace during the 12 months ended on the last day of the period presented, net of cancellations. A buyer is identified by a unique email address; thus an Active Buyer could have more than one account if they were to use a separate unique email address to set up each account. We believe this metric reflects scale, engagement and brand awareness, and our ability to convert user activity on our online marketplace into transactions. Our historical performance for Active Buyers may not be indicative of future performance in new Active Buyers.
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
Growth and Retention of our Active Buyers
Our success depends in part on our ability to grow and retain our Active Buyer base. Our number of Active Buyers was 60,716 as of December 31, 2023 compared to 67,598 as of December 31, 2022. The total Number of Orders placed or reported through the 1stDibs online marketplace for the year ended December 31, 2023 was 133,072 compared to 148,399 for the year ended December 31, 2022. Similar to GMV and net revenue, we believe these metrics have been negatively impacted, directly and indirectly, by macroeconomic factors. We had no Active Buyers who represented 5% or more of on-platform GMV for the years ended December 31, 2023 or 2022. Active Buyers drive our on-platform GMV and net revenue and contribute to the network effects that allow us to attract new sellers and exclusive inventory.
During the year ended December 31, 2023, we retained 23% of the 2022 on-platform GMV from buyers acquired in 2022; this is a decrease from the year ended December 31, 2022, where we retained 27% of the 2021 on-platform GMV from buyers acquired in 2021. We define new buyers as those who placed their first order on our online marketplace. We categorize buyers into cohorts based on the date of their first purchase on the 1stDibs platform. GMV attributed to a buyer cohort represents the total dollar value from items purchased by that buyer cohort in a given period, minus cancellations within that period and excluding shipping and sales taxes. To calculate the percentage of buyers retained, we divide total GMV in a specific period for a given cohort by the GMV of that cohort in the prior period. Similar to GMV and net revenue, we believe these metrics have been negatively impacted, directly and indirectly, by macroeconomic factors.
The figures below represent our on-platform GMV from our online marketplace by buyer cohort for the year ended December 31, 2023.

We expect the current macroeconomic factors to continue to negatively impact our operations into 2024. We plan to invest in strategic initiatives to drive supply growth through more sellers and listings. If and when macroeconomic conditions improve, we will look to increase retention in existing buyers and grow new buyers by further penetration of the luxury consumer market, including growing our business in non-U.S. markets and the growth of our supply.
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
International Growth
Our growth will depend in part on international sellers and buyers, both of which constitute an increasing portion of our online marketplace transactions. Currently, our sellers and buyers are based in over 175 countries. Our long-term strategy is to localize the user experience in other countries by providing technology solutions such as translation and payment capabilities, focus on local marketing efforts through organic search, email, performance-based marketing, and optimized public relations, and customize content and collections to suit regional tastes. We had 55% and 52% of unique sellers and 44% and 41% of the supply on our online marketplace come from outside the United States in the years ended December 31, 2023, and 2022, respectively.
On-platform GMV from buyers in non-U.S. markets constituted 17% in each of the years ended December 31, 2023, and 2022. We believe there is an opportunity to grow our GMV from non-U.S. markets.
Diversify Product Verticals
Historically, our largest vertical by GMV has been antique and vintage furniture. Our unique product offerings in this vertical have inspired brand loyalty and increased demand for other luxury design products on the 1stDibs online marketplace allowing us to expand into adjacent verticals, including new and custom furniture, jewelry, and art. Antique and vintage furniture comprised less than 50% of our on-platform GMV in the years ended December 31, 2023 and 2022, respectively. We expect antique and vintage furniture to account for less than 50% of on-platform GMV for the foreseeable future. We anticipate these verticals will account for an increasing percentage of our on-platform GMV for the foreseeable future. Our new and custom furniture, jewelry, watches, art, and fashion verticals together comprised 52% of our on-platform GMV for each of the years ended December 31, 2023 and 2022. We believe our brand and operating track record in existing verticals allow us to unlock valuable supply across adjacent and new verticals, increasing the exclusive products available on our online marketplace, thereby increasing the Lifetime Value (“LTV”) of our new and existing buyer cohorts. We aim to continue to diversify into new verticals so that we can grow our future revenue streams.
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
Our net revenue consists principally of seller marketplace services, advertisements, and, prior to the sale of Design Manager, software services. Seller marketplace services primarily consist of marketplace transactions, subscriptions, and listing fees. Marketplace transaction fees are collected when sellers pay us commissions ranging from 5% to 50% of GMV and processing fees are 3% of the buyer’s total payment, net of expected refunds. If a seller accepts a return or refund of an on-platform purchase, the related commission and processing fees are refunded. Subscriptions provide access to our online marketplace, allowing sellers, who are our customers, to execute successful purchase transactions with buyers. We offer our sellers various subscription pricing tiers which allows them to choose the plan that best fits their business, with choices of a higher monthly subscription fee and lower commission rates or lower monthly subscription fee and higher commission rates. Additionally, some sellers have no monthly subscription fees and higher commission rates, however, we no longer offer this option to new sellers. Listing fee revenue is collected when sellers pay us for promoting certain products on their behalf and at their discretion through our online marketplace. Advertisements consist of impression-based ads displayed on our online marketplace on the seller’s behalf. Prior to the sale of Design Manager, software services revenue consisted of monthly and annual subscriptions allowing access to our Design Manager software, typically used by interior designers. We have not recognized any revenue related to software services since the sale of Design Manager on June 29, 2022, and we do not anticipate that any software services revenue will be included in net revenue in future periods.
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

Gross Profit and Gross Margin
Gross profit is net revenue less cost of revenue, and gross margin is gross profit as a percentage of net revenue. Gross profit has been, and will continue to be, affected by various factors, including leveraging economies of scale, the costs associated with hosting our platform, the level of amortization of our internal-use software, the fluctuations in shipping costs and our ability to pass these costs on to buyers, and the extent to which we expand our operations. We expect that our gross margin will fluctuate from period to period depending on the interplay of these various factors.
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
General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation, other headcount-related expenses associated with finance, legal, facility and human resources related personnel, lease expense, net of sublease income, business liability insurance, accounting, professional fees, and depreciation and amortization of property and equipment. We expense all general and administrative expenses as incurred.
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

Results of Operations
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net revenue	$84,684	$96,849	$102,731
Cost of revenue	25,111	29,670	32,167
Gross profit	59,573	67,179	70,564
Operating expenses:
Sales and marketing	36,640	44,776	47,414
Technology development	21,644	24,437	19,110
General and administrative	28,587	27,594	21,293
Provision for transaction losses	3,729	5,933	5,191
Gain on sale of Design Manager	—	(9,684)	—
Total operating expenses	90,600	93,056	93,008
Loss from operations	(31,027)	(25,877)	(22,444)
Other income, net:
Interest income	6,639	1,606	146
Interest expense	—	(11)	(16)
Other, net	1,703	1,781	1,372
Total other income, net	8,342	3,376	1,502
Net loss before income taxes	(22,685)	(22,501)	(20,942)
Provision for income taxes	(14)	(37)	(21)
Net loss	$(22,699)	$(22,538)	$(20,963)
The following table summarizes our results of operations as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Net revenue	100%	100%	100%
Cost of revenue	30	31	31
Gross profit	70	69	69
Operating expenses:
Sales and marketing	43	46	46
Technology development	26	25	19
General and administrative	34	29	21
Provision for transaction losses	4	6	5
Gain on sale of Design Manager	—	(10)	—
Total operating expenses	107	96	91
Loss from operations	(37)	(27)	(22)
Other income, net:
Interest income	8	2	—
Interest expense	—	—	—
Other, net	2	2	2
Total other income, net	10	4	2
Net loss before income taxes	(27)	(23)	(20)
Provision for income taxes	—	—	—
Net loss	(27)%	(23)%	(20)%

Comparison of the Years Ended December 31, 2023 and 2022
Net Revenue

	Year Ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Net revenue	$84,684	$96,849	$(12,165)	(13)%
Net revenue was $84.7 million for the year ended December 31, 2023, as compared to $96.8 million for the year ended December 31, 2022. The decrease of $12.2 million, or 13%, was primarily due to a $10.4 million decrease in seller marketplace services revenue, which was primarily due to a decrease in marketplace transaction fees as a result of the decrease in our GMV. We believe our GMV and net revenue have been adversely impacted, both directly and indirectly, by macroeconomic factors, including significant capital market volatility, significant housing market volatility, rising interest rates, inflation, global economic and geopolitical developments, and changing consumer behavior in a post-COVID-19 environment; however, these impacts are difficult to isolate and quantify. Additionally, there was a $1.4 million decrease in software services revenue as a result of the sale of Design Manager in June 2022.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 71% of our net revenue for each of the years ended December 31, 2023 and 2022. Subscription fees accounted for 24% of our net revenue for each of the years ended December 31, 2023 and 2022.
Cost of Revenue

	Year Ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Cost of revenue	$25,111	$29,670	$(4,559)	(15)%
Cost of revenue was $25.1 million for the year ended December 31, 2023, as compared to $29.7 million for the year ended December 31, 2022. The decrease of $4.6 million, or 15%, was primarily due to a $1.5 million decrease in credit card processing fees due to the decrease in GMV, and a $1.4 million decrease in salaries and benefits resulting from decreases in headcount, primarily related to our reduction in workforce in June 2023. There was also a $1.1 million decrease in shipping expense resulting from more efficient pricing and better negotiated rates from our carriers, and a $0.3 million decrease in costs associated with Design Manager due to the sale in June 2022.
Gross Profit and Gross Margin
Gross profit was $59.6 million and gross margin was 70.3% for the year ended December 31, 2023, as compared to gross profit of $67.2 million and gross margin of 69.4% for the year ended December 31, 2022. The decrease in gross profit was primarily driven by net revenue decreasing $7.6 million more than cost of revenue, as outlined above. The increase in gross margin percentage was primarily driven by a decrease in our cost of revenue, as explained above, decreasing at a faster pace than the decrease in net revenue.
Operating Expenses
Sales and Marketing

	Year Ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$36,640	$44,776	$(8,136)	(18)%
Sales and marketing expense was $36.6 million for the year ended December 31, 2023, as compared to $44.8 million for the year ended December 31, 2022. The decrease of $8.1 million, or 18%, was primarily driven by a $6.6 million decrease in discretionary expenses, including performance-based marketing and promotional campaigns. There was also a $1.1 million decrease in salaries and benefits resulting from decreases in headcount, primarily related to our reduction in workforce in June 2023.

Technology Development

	Year Ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Technology development	$21,644	$24,437	$(2,793)	(11)%
Technology development expense was $21.6 million for the year ended December 31, 2023, as compared to $24.4 million for the year ended December 31, 2022. The decrease of $2.8 million, or 11%, was primarily due to a $2.3 million decrease in salaries and benefits and a $0.5 million decrease in stock-based compensation expense, both resulting from decreases in headcount, primarily related to our reduction in workforce in June 2023.
General and Administrative

	Year Ended December 31,
(in thousands)	2023	2022	$ Change	% Change
General and administrative	$28,587	$27,594	$993	4%
General and administrative expense was $28.6 million for the year ended December 31, 2023, as compared to $27.6 million for the year ended December 31, 2022. The increase of $1.0 million, or 4%, was primarily driven by a $1.5 million increase in stock-based compensation expense, and a $1.1 million increase in salaries and benefits, primarily due to our annual equity grants and compensation increases which occur each March and included additional bonuses awarded during the year ended December 31, 2023. These increases were partially offset by lower rates negotiated with vendors, including lower liability insurance expense of $1.7 million.
Provision for Transaction Losses

	Year Ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Provision for transaction losses	$3,729	$5,933	$(2,204)	(37)%
Provision for transaction losses was $3.7 million for the year ended December 31, 2023, as compared to $5.9 million for the year ended December 31, 2022. The decrease of $2.2 million, or 37%, was primarily driven by a decrease in damage claims as a result of the decrease in GMV as well as new policies implemented in partnership with our carriers.
Other Income, Net

	Year Ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Total other income, net	$8,342	$3,376	$4,966	147%
Other income, net was $8.3 million for the year ended December 31, 2023, as compared to $3.4 million for the year ended December 31, 2022. The increase of $5.0 million, or 147%, was primarily driven by an increase in interest income due to our shift in investment strategies in cash, cash equivalents and short-term investments providing higher rates of return.
Non-GAAP Financial Measures
We have included Adjusted EBITDA, which is a non-GAAP financial measure, because it is a key measure used by our management team to help us to assess our operating performance and the operating leverage in our business. We also use this measure to analyze our financial results, establish budgets and operational goals for managing our business, and make strategic decisions. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the income and expenses that we exclude from Adjusted EBITDA. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to key financial metrics used by our management in their financial and operational decision-making. We also believe that the presentation of this non-GAAP financial measure provides an additional tool for investors to use in comparing our core business and results of operations over multiple periods with other companies in our industry, many of which present similar non-GAAP financial measures to investors, and to analyze our operating performance.
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
•The exclusion of gain on sale of Design Manager, which is a one-time sale of our wholly owned subsidiary; and
•The exclusion of strategic alternative expenses in connection with capital return strategies, buy- and sell-side mergers, acquisitions and partnerships, sale of a business or subsidiary, business optimization costs related to revisions of operational objectives and priorities, cost saving initiatives related to restructuring charges and integration costs, in all cases outside the ordinary course.
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
We define Adjusted EBITDA as our net loss, excluding: (1) depreciation and amortization; (2) stock-based compensation expense; (3) other income, net; (4) provision for income taxes; (5) gain on sale of business; and (6) strategic alternative expenses. The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net loss	$(22,699)	$(22,538)	$(20,963)
Depreciation and amortization	2,278	2,710	3,112
Stock-based compensation expense	12,363	11,214	2,839
Other income, net	(8,342)	(3,376)	(1,502)
Provision for income taxes	14	37	21
Gain on sale of Design Manager	—	(9,684)	—
Strategic alternative expenses	3,046	967	—
Adjusted EBITDA (unaudited)	$(13,340)	$(20,670)	$(16,493)
Seasonality
We have historically experienced increased sales during the fourth quarter holiday shopping season compared to the other quarters which has generally resulted in increased GMV and net revenue during the fourth quarter of each fiscal year. However, in the years ended December 31, 2023, and 2022 we have not experienced meaningful increases and in some recent periods we have seen decreases in GMV and net revenue in the fourth quarter, as we believe they have been adversely impacted, both directly and indirectly, by macroeconomic factors. Our cost of revenue and sales and marketing expenses generally follow this trend, with our highest costs being incurred in the fourth quarter; however, similar to net revenue and GMV, cost of revenue and sales and marketing expenses have not followed this trend for the years ended December 31, 2023 and 2022 due to macroeconomic factors. As our growth rates fluctuate or other unforeseen factors arise, the impact of these seasonality trends on our results of operations may become more or less pronounced.
We enable fulfillment and shipping, but do not own or manage inventory. If our growth rates change, the impact of these seasonality trends on our results of operations may become more pronounced. We anticipate that gross margin may fluctuate from quarter to quarter based on variability in the costs associated with hosting our online marketplace and supporting order processing.

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
Liquidity and Capital Resources
As of December 31, 2023, we had cash, cash equivalents and short-term investments of $139.3 million and an accumulated deficit of $313.7 million. Net cash used in operating activities was $13.6 million in the year ended December 31, 2023. We expect operating losses and negative cash flows from operations to continue in the foreseeable future as we continue to strategically invest in growth activities. Our principal use of cash is to fund our operations including platform development to support our strategic initiatives and potential share repurchases under the Stock Repurchase Program.
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
Stock Repurchase Program
In August 2023, the Board of Directors authorized a Stock Repurchase Program to repurchase up to an aggregate of $20.0 million of our common stock. As of December 31, 2023, 823,483 shares have been purchased for a total cost of $3.5 million since the commencement of the program and approximately $16.5 million remains available for future purchases under the program.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(13,556)	$(27,914)
Net cash (used in) provided by investing activities	(100,232)	12,641
Net cash (used in) provided by financing activities	(3,629)	2,035
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	349	(278)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(117,068)	$(13,516)
Cash Flows from Operating Activities
Net cash used in operating activities was $13.6 million for the year ended December 31, 2023, and was driven primarily by net revenue decreasing at a faster pace than operating expenses as described in the “Results of Operations” section.
Our changes in operating assets and liabilities were impacted by a negative change in operating lease liabilities of $2.8 million due to the continued lease payments on our prior NYC headquarters, a $1.5 million negative change in prepaid and other current assets primarily related to timing of prepayments including the current portion of a significant payment in the fourth quarter of 2023 relating to our platform hosting expense, and a $2.1 million negative change in other assets, primarily related to the long-term portion of the prepayment referenced above and the broker fee paid in connection with our subleasing of our prior NYC headquarters, as discussed in Note 10 “Leases.”

Net cash used in operating activities of $27.9 million for the year ended December 31, 2022, was driven primarily by the cash impact of net loss and negative changes in our operating assets and liabilities, including a $5.2 million change in accounts payable and accrued expenses due to timing of invoices and payments, $0.6 million of which relating to our September 2022 reduction in workforce, as well as a $3.0 million change in payables due to sellers primarily due to the timing of payments, and a $2.7 million change in operating lease liabilities due to the continued lease payments on our prior NYC headquarters.
Cash Flows from Investing Activities
Net cash used in investing activities was $100.2 million for the year ended December 31, 2023, and was primarily due to $191.1 million of purchases of short-term investments, offset by $92.7 million of maturities of short-term investments.
Net cash provided by investing activities was $12.6 million for the year ended December 31, 2022 and was driven primarily by the $14.6 million of proceeds from the sale of Design Manager, partially offset by $1.9 million of development of internal use software.
Cash Flows from Financing Activities
Net cash used in financing activities was $3.6 million for the year ended December 31, 2023, due mainly to the purchase of $3.4 million of our common stock as part of our Stock Repurchase Program.
Net Cash provided by financing activities was $2.0 million for the year ended December 31, 2022 related to the proceeds from the exercise of stock options.
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
Revenue Recognition
We generate revenue from seller marketplace services and other services. Seller marketplace services primarily consist of marketplace transactions, subscriptions, and listing fees. Other services primarily consist of advertising revenues generated from displaying ads on our online marketplace. Revenue is recognized as we transfer control of promised goods or services transfers to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We evaluate whether it is appropriate to recognize revenue on a gross or net basis based upon our evaluation of whether we obtain control of the specified goods or services by considering if we are primarily responsible for fulfillment of the promise, have inventory risk, or have latitude in establishing pricing and selecting suppliers, among other factors.

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
Interest Rate Sensitivity
Interest rate risk relates to the loss we could incur in our cash portfolios due to a change in interest rates. As of December 31, 2023, we had cash, cash equivalents and short-term investments of $139.3 million. We generally hold our cash for immediate operating needs in non-interest bearing checking accounts and the majority of the remaining cash and cash equivalents are held in interest bearing money market funds. Due to the nature of our cash, cash equivalents and short-term investments, we would expect a 100 basis point increase or decrease in interest rates would result in an approximate increase or decrease of $0.8 million in our cash, cash equivalents and short-term investments. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.
Our principal use of cash, cash equivalents and short-term investments is to fund our operations including platform development to support our strategic initiatives. Additionally, in August 2023, the Board of Directors authorized a Stock Repurchase Program to repurchase up to an aggregate of $20.0 million of our common stock. The remainder of cash, cash equivalents and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, Euros, and British pounds, depending on the currency selection of the seller. Our cost of revenue and operating expenses are primarily denominated in U.S. dollars. As our online marketplace continues to grow globally, our results of operations and cash flows may be subject to fluctuations due to the change in foreign exchange rates. To date, fluctuations due to changes in the Euro and British pound have not been significant, but we may experience material foreign exchange gains and losses in our statement of operations in the future. As of December 31, 2023, we would expect an adverse 10% change in current exchange rates would result in no more than a $2.9 million decrease in net revenue.
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated by requiring upfront payment for many of our services and due to our diverse customer base, dispersed over various geographic regions and industrial sectors. For the years ended December 31, 2023 and 2022, no single customer accounted for more than 10% of our net revenue. We maintain provisions for potential credit losses and such losses to date have been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded.
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of 1stdibs.com, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 1stdibs.com, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York
February 29, 2024

1STDIBS.COM, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$37,395	$153,209
Short-term investments	101,926	—
Restricted cash, current	—	1,500
Accounts receivable, net of allowance for doubtful accounts of $188 and $113 at December 31, 2023 and 2022, respectively	643	972
Prepaid expenses	3,032	3,506
Receivables from payment processors	2,670	2,476
Other current assets	2,214	800
Total current assets	147,880	162,463
Restricted cash, non-current	3,580	3,334
Property and equipment, net	3,384	3,685
Operating lease right-of-use assets	19,655	21,990
Goodwill	4,116	4,075
Other assets	2,200	249
Total assets	$180,815	$195,796
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,580	$2,905
Payables due to sellers	6,521	7,185
Accrued expenses	10,883	10,761
Operating lease liabilities, current	3,107	2,770
Other current liabilities	3,618	2,429
Total current liabilities	27,709	26,050
Operating lease liabilities, non-current	18,812	21,678
Other liabilities	6	46
Total liabilities	46,527	47,774
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized as of December 31, 2023 and 2022; zero shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of December 31, 2023 and 2022; 40,738,619 and 39,260,193 shares issued as of December 31, 2023 and 2022, respectively; and 39,915,136 and 39,260,193 shares outstanding as of December 31, 2023 and 2022, respectively	407	393
Treasury stock, at cost; 823,483 and zero shares as of December 31, 2023 and December 31, 2022, respectively	(3,496)	—
Additional paid-in capital	451,282	439,005
Accumulated deficit	(313,719)	(291,020)
Accumulated other comprehensive loss	(186)	(356)
Total stockholders’ equity	134,288	148,022
Total liabilities and stockholders’ equity	$180,815	$195,796
See accompanying notes to the consolidated financial statements

1STDIBS.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net revenue	$84,684	$96,849	$102,731
Cost of revenue	25,111	29,670	32,167
Gross profit	59,573	67,179	70,564
Operating expenses:
Sales and marketing	36,640	44,776	47,414
Technology development	21,644	24,437	19,110
General and administrative	28,587	27,594	21,293
Provision for transaction losses	3,729	5,933	5,191
Gain on sale of Design Manager	—	(9,684)	—
Total operating expenses	90,600	93,056	93,008
Loss from operations	(31,027)	(25,877)	(22,444)
Other income, net:
Interest income	6,639	1,606	146
Interest expense	—	(11)	(16)
Other, net	1,703	1,781	1,372
Total other income, net	8,342	3,376	1,502
Net loss before income taxes	(22,685)	(22,501)	(20,942)
Provision for income taxes	(14)	(37)	(21)
Net loss	(22,699)	(22,538)	(20,963)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(7,061)
Net loss attributable to common stockholders	$(22,699)	$(22,538)	$(28,024)
Net loss per share attributable to common stockholders—basic and diluted	$(0.57)	$(0.59)	$(1.08)
Weighted average common shares outstanding—basic and diluted	39,724,697	38,479,437	26,059,744
See accompanying notes to the consolidated financial statements

1STDIBS.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(22,699)	$(22,538)	$(20,963)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for the years ended December 31, 2023, 2022, and 2021	75	(127)	(27)
Unrealized gains on marketable securities, net of tax of $0 for the years ended December 31, 2023, 2022, and 2021	95	—	—
Comprehensive loss	$(22,529)	$(22,665)	$(20,990)
See accompanying notes to the consolidated financial statements

1STDIBS.COM, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	19,243,795	$298,525	11,376,048	$114	$—	$(243,858)	$(202)	$(243,946)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(19,243,795)	(305,586)	19,243,795	192	305,394	—	—	305,586
Issuance of common stock in connection with initial public offering, net of issuance costs of $14,762	—	—	6,612,500	66	117,422	—	—	117,488
Accretion of redeemable convertible preferred stock to redemption value	—	7,061	—	—	(3,400)	(3,661)	—	(7,061)
Issuance of common stock for acquisition of Design Manager	—	—	45,152	1	766	—	—	767
Issuance of common stock for exercise of stock options	—	—	677,569	7	2,722	—	—	2,729
Issuance of common stock for cashless exercise of warrants	—	—	35,665	—		—	—	—
Vested restricted stock units converted to common shares	—	—	800	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,865	—	—	2,865
Foreign currency translation adjustment	—	—	—	—	—		(27)	(27)
Net loss	—	—	—	—	—	(20,963)	—	(20,963)
Balances as of December 31, 2021	—	$—	37,991,529	$380	$425,769	$(268,482)	$(229)	$157,438
See accompanying notes to the consolidated financial statements

1STDIBS.COM, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	37,991,529	$380	$425,769	$(268,482)	$(229)	$—	$157,438
Issuance of common stock for exercise of stock options	509,694	5	2,030	—	—	—	2,035
Vested restricted stock units converted to common shares	758,970	8	(8)	—	—	—	—
Stock-based compensation	—	—	11,214	—	—	—	11,214
Foreign currency translation adjustment	—	—	—	—	(127)	—	(127)
Net loss	—	—	—	(22,538)	—	—	(22,538)
Balances as of December 31, 2022	39,260,193	$393	$439,005	$(291,020)	$(356)	$—	$148,022
Issuance of common stock for exercise of stock options	89,251	1	352	—	—	—	353
Vested restricted stock units converted to common shares, net of shares net settled for taxes	1,389,175	13	(621)	—	—	—	(608)
Stock-based compensation	—	—	12,546	—	—	—	12,546
Repurchase of common stock	(823,483)	—	—	—	—	(3,496)	(3,496)
Other comprehensive income	—	—	—	—	170	—	170
Net loss	—	—	—	(22,699)	—	—	(22,699)
Balances as of December 31, 2023	39,915,136	$407	$451,282	$(313,719)	$(186)	$(3,496)	$134,288

See accompanying notes to the consolidated financial statements

1STDIBS.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(22,699)	$(22,538)	$(20,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,278	2,710	3,112
Stock-based compensation expense	12,363	11,214	2,839
Change in fair value of deferred acquisition consideration	—	—	427
Provision for transaction losses, returns and refunds	875	781	701
Amortization of costs to obtain revenue contracts	326	310	447
Amortization of operating lease right-of-use assets	2,596	2,541	—
Deferred rent	—	—	(194)
Gain on sale of Design Manager	—	(9,684)	—
Accretion of discounts and amortization of premiums on marketable securities, net	(3,390)	—	—
Other, net	(318)	195	21
Changes in operating assets and liabilities:
Accounts receivable	59	(497)	52
Prepaid expenses and other current assets	(1,469)	31	(1,418)
Receivables from payment processors	(194)	(323)	910
Other assets	(2,136)	(615)	(145)
Accounts payable and accrued expenses	578	(5,206)	5,055
Payables due to sellers	(662)	(3,041)	5,732
Operating lease liabilities	(2,790)	(2,735)	—
Other current liabilities and other liabilities	1,027	(1,057)	(977)
Net cash used in operating activities	(13,556)	(27,914)	(4,401)
Cash flows from investing activities:
Purchase of short-term investments	(191,093)	—	—
Maturities of short-term investments	92,653	—	—
Development of internal-use software	(1,706)	(1,871)	(2,110)
Purchases of property and equipment	(88)	(93)	(129)
Proceeds from sale of Design Manager	—	14,611	—
Other, net	2	(6)	(30)
Net cash (used in) provided by investing activities	(100,232)	12,641	(2,269)
Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	—	122,993
Proceeds from exercise of stock options	353	2,035	2,729
Payments for repurchase of common stock	(3,374)	—	—
Payments for taxes related to net share settlement of stock-based compensation awards	(608)	—	—
Payment of deferred acquisition consideration	—	—	(640)
Payment of deferred offering costs	—	—	(5,032)
Net cash (used in) provided by financing activities	(3,629)	2,035	120,050
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	349	(278)	(16)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(117,068)	(13,516)	113,364
Cash, cash equivalents, and restricted cash at beginning of the period	158,043	171,559	58,195

Cash, cash equivalents, and restricted cash at end of the period	$40,975	$158,043	$171,559

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$18	$26	$69
Cash paid for interest	—	10	16
Supplemental disclosure of non-cash activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$—	$7,061
Conversion of redeemable convertible preferred stock in connection with initial public offering	—	—	305,586
Change in deferred offering costs included in accounts payable and accrued expenses	—	—	(872)
Issuance of common stock for Design Manager acquisition	—	—	767
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
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, 1stdibs.com, Ltd. and 1stdibs Design Manager, Inc. (“Design Manager”). The Company sold its equity interest in Design Manager on June 29, 2022, therefore, the consolidated statements of operations for the year ended December 31, 2022 include activity relating to Design Manager through the sale date. The consolidated balance sheets as of December 31, 2023 and 2022 no longer includes the assets, liabilities, and equity amounts associated with Design Manager. See Note 3 “Acquisitions & Disposals” for further details. All intercompany accounts and transactions have been eliminated in consolidation.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, provision for transaction losses, impairment assessment of goodwill, capitalization of internal-use software and determination

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of useful lives, income taxes, and the valuation of stock-based compensation and leases. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.
Foreign Currency and Currency Translation
The Company has determined that the functional currency for its foreign operation is the currency of the primary cash flow of the operation, which is generally the local currency in which the operation is located. All assets and liabilities are generally translated into U.S. dollars using exchange rates in effect at the balance sheet date. Income and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a translation adjustment, which is included in the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in foreign exchange gain (loss) in other, net in the consolidated statements of operations.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents are placed with large financial institutions that management believes are of high credit quality. At times, the Company’s cash balances with individual banking institutions are in excess of federally insured limits. The Company has not experienced any credit losses related to its cash and cash equivalents balance. As of December 31, 2023 and 2022, the Company had no single customer that represented more than 10% of its net revenue.
Cash, Cash Equivalents, and Restricted Cash
The following represents the Company’s cash, cash equivalents, and restricted cash as of the periods presented:

	December 31,
(in thousands)	2023	2022	2021
Cash and cash equivalents	$37,395	$153,209	$168,226
Restricted cash, current	—	1,500	—
Restricted cash, non-current	3,580	3,334	3,333
Total cash, cash equivalents and restricted cash	$40,975	$158,043	$171,559
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. During the year ended December 31, 2023, the Company purchased $43.1 million of available-for-sale securities classified as cash equivalents. During the years ended December 31, 2022 and 2021, there were no purchases

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of available-for-sale securities. The Company’s restricted cash relates to a $3.3 million Letter of Credit for its office lease at 51 Astor Place, New York, NY, and a $0.2 million Letter of Credit for its office lease at 300 Park Avenue South, New York, NY. Additionally, $1.5 million was held in a joint escrow account in connection with the sale of Design Manager during the year ended December 31, 2022. During the year ended December 31, 2023 the restriction was lifted and the funds were released. The carrying value of the restricted cash approximates fair value.
Short-term Investments
Short-term investments designated as available-for-sale securities are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. Investments with original maturities greater than 90 days and less than one year are classified within short-term investments on the Company’s consolidated balance sheets. In addition, investments with maturities beyond one year at the time of purchase that are highly liquid in nature and represent the investment of cash that is available for current operations are classified as short-term investments. Any other investments with original maturities greater than one year would be classified within long-term investments. Additionally, the Company records accrued interest receivable within other current assets on its consolidated balance sheets. Accrued interest receivable was $0.5 million as of December 31, 2023 and there was no accrued interest receivable as of December 31, 2022.
Unrealized gains and losses of available-for-sale securities are excluded from earnings and are reported as a component of other comprehensive income (loss) until the security is sold, has matured, or the Company determines that the fair value of the security has declined below its adjusted cost basis and the decline is not due to a credit loss. Realized gains and losses on short-term investments are calculated based on the specific identification method and are reclassified from accumulated other comprehensive loss to other, net in the Company’s consolidated statements of operations.
Short-term investments are evaluated for impairment quarterly. The Company’s portfolio of available-for-sale debt securities is required to incorporate forward-looking information to determine any credit losses. This risk is mitigated by the high quality nature of the investments. The Company evaluates the current expected credit loss by considering various factors in determining whether it should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity and reason for the decline in value, and the Company’s intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If the Company concluded that an investment is impaired or a portion of the unrealized loss is a result of a credit loss, it recognizes the charge at that time in the consolidated statements of operations. Determining whether the decline in fair value is due to a credit loss requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold. The Company did not recognize any credit losses related to available-for-sale debt securities during the year ended December 31, 2023.
Accounts Receivable, net
The Company’s accounts receivable are recorded at amounts billed to sellers, generally for non-transactional revenue, which includes subscription, listing fees and advertising revenue, and are presented net of an estimated allowance for doubtful accounts on the Company’s consolidated balance sheets. The Company’s accounts receivable do not bear interest and do not require collateral or other security to support related receivables. The allowance for doubtful accounts considers forward-looking information to estimate expected credit losses using a number of factors, including age of the receivable, current economic conditions, historical losses, and management’s assessment and judgment of the sellers. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Losses are charged against the allowance when management believes the un-collectability of a receivable is confirmed and subsequent recoveries, if any, are credited to the allowance. Account balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for doubtful accounts are recorded as a component of provision for transaction losses in the consolidated statements of operations.
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
The portion of the cash and related receivable remaining after deducting the Company’s commission and processing fees represents the total payables due to third parties, which consists of payables due to sellers, payables due to shipping carriers in instances where 1stDibs’ shipping services are elected by sellers, and payables due to tax authorities. The Company establishes

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
an allowance for seller refunds for amounts that sellers owe the Company after a return is processed. The allowance for seller refunds was $0.2 million and $0.3 million at December 31, 2023 and 2022, respectively and included in other current assets on the Company’s consolidated balance sheets.
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
When events occur or changes in circumstances require, the Company assesses the likelihood of recovering the cost of long-lived assets based on its expectations of future profitability, undiscounted cash flows, and management’s plans with respect to operations to determine if the asset is impaired and subject to write-off. Measurement of any impairment loss is based on the excess of the carrying value of the asset over the fair value. For the years ended December 31, 2023, 2022 and 2021, there were no impairment losses recorded.
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
The quantitative assessment involves comparing the estimated fair value of the reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is not impaired. If the book value of the reporting unit exceeds the fair value, an impairment loss is recognized in an amount equal to the excess, not to exceed the total amount of goodwill allocated to the reporting unit.
Based on the Company’s assessments, there were no impairment losses recorded during the years ended December 31, 2023, 2022 and 2021.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Short-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The table below segregates all assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$5,797	$—	$—	$5,797
U.S. Treasury securities	—	4,991	—	4,991
Total cash equivalents	$5,797	$4,991	$—	$10,788
Short-term investments:
Commercial paper	$—	$18,112	$—	$18,112
Corporate notes	—	7,641	—	7,641
U.S. Treasury securities	—	11,971	—	11,971
U.S. Government agency securities	—	64,202	—	64,202
Total short-term investments	$—	$101,926	$—	$101,926
There were no transfers between Level 1, Level 2 or Level 3 during the years ended December 31, 2023 and 2022. As of December 31, 2023, all other financial instruments not included in the table above were classified as Level 1. As of December 31, 2022, the carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, net, prepaid expenses, receivables from payment processors, other current assets, accounts payable, payables due to sellers, accrued expenses and other current liabilities, approximate fair value due to the short-term nature of these assets and liabilities, and therefore were all classified as Level 1. The Company’s cash equivalents and short-term investments for the periods presented were valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs and were classified as Level 1 or Level 2, accordingly.
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
The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions.
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
Net Loss per Share Attributable to Common Stockholders
The Company applies the two-class method to compute basic and diluted net loss per share when shares meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period has been distributed. During periods of loss, there is no allocation required under the two-class method.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period without consideration of potentially dilutive common stock. Diluted earnings per share attributable to common stockholders is computed by dividing the diluted earnings attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders because potentially dilutive shares of common stock are not assumed to have been issued since their effect is anti-dilutive.
Treasury Stock
In August 2023, the Company’s Board of Directors authorized the Company to repurchase up to an aggregate of $20.0 million of the Company's common stock (“Stock Repurchase Program”) traded on public markets. The repurchased common stock is classified as treasury stock on the consolidated balance sheets. The direct costs incurred to acquire treasury stock are treated like stock issue costs and added to the cost of the treasury stock, which includes applicable fees and taxes. Repurchased common stock is stated at cost, determined on an average cost basis and is presented as a reduction of stockholders’ equity on the consolidated balance sheets.
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
Seller Marketplace Services (Marketplace Transactions, Subscriptions, and Listings)
The Company charges sellers commission and processing fees for successful purchases through its online marketplace. For the items purchased through the 1stDibs online marketplace, the Company collects the gross merchandise value from the buyer, and recognizes the associated revenue on a net basis, which equates to the commission and processing fees earned in exchange for the seller marketplace services. The commission fees range from 5% to 50% and processing fees are 3% of the buyer’s total payment, net of expected refunds. If a seller accepts a return or refund of an on-platform purchase, the related commission and processing fees are refunded to the seller. The Company records discounts provided to the end buyer, to whom the Company has no performance obligation, such as promotional discounts, in sales and marketing expense since the discounts are not related directly to the Company’s revenue source but rather used as a marketing tool, and the seller is not made aware of the discounts provided to the end buyer. The commission and processing fees are recognized net of estimated refunds when the corresponding transaction is confirmed by the buyer and seller. The Company does not take title to inventory sold or assume risk of loss at any point in time during the transaction and is authorized to collect consideration from the buyer and remit net consideration to the seller to facilitate the processing of the confirmed purchase transaction.
We offer our sellers various subscription pricing tiers which allows them to choose the plan that best fits their business, with choices of a higher monthly subscription fee and lower commission rates or a lower monthly subscription fee and higher commission rates. Additionally, some sellers have no monthly subscription fees and higher commission rates, however, the Company no longer offers this option to new sellers. Sellers receive the benefit of marketplace activities, including listing items for sale, completing sales transactions, and payments processing, which represents a single stand-ready performance obligation. The Company has determined that its customers are sellers on its online marketplace since sellers pay for the use of the platform to sell their inventory. For sellers that pay a subscription, it is on an annual basis, payable monthly, therefore the fee is recognized monthly. If during the annual subscription period a seller ceases to make its monthly payment, the Company is no longer obligated to provide the subscribed services and the seller can be terminated at the Company’s sole discretion.
The Company earns listing fees from sellers on a per item basis as directed by the seller to promote certain items at the seller’s discretion. Listing fees are recognized ratably over time when the listing is publicly posted.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Contract Balances from Contracts with Customers
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. Contract liabilities consist of deferred revenue that is unearned related to advertising fees charged to sellers for which advertisements have not been delivered and to a lesser extent setup fees charged to new sellers at the inception of service. Prior to the sale of Design Manager deferred revenue also included software subscription fees. Deferred revenue for software and advertising fees is recognized as revenue in the periods in which our performance obligations are satisfied. Deferred revenue for setup fees is recognized as revenue over the expected life of the seller relationship, which the Company determined to be three years. As of December 31, 2023 and 2022, deferred revenue was $0.1 million and $0.2 million, respectively. The current portion of deferred revenue was $0.1 million as of both December 31, 2023 and 2022, and are included in other current liabilities in the Company’s consolidated balance sheets. The non-current portion of deferred revenue was less than $0.1 million as of both December 31, 2023 and 2022, and is included in other liabilities in the Company’s consolidated balance sheets.
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

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
considered payments made to the Company’s customers. Buyers are not customers because access to the 1stDibs online marketplace is free for buyers and the Company has no performance obligations with respect to buyers.
The Company expenses all advertising expenses as incurred. During the years ended December 31, 2023, 2022, and 2021, the Company incurred advertising expenses of approximately $11.0 million, $16.3 million, and $21.2 million, respectively.
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
General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation, other headcount-related expenses associated with finance, legal, facility and human resources related personnel, lease expense, net of sublease income, business liability insurance, accounting, professional fees, and depreciation and amortization of property and equipment. The Company expenses all general and administrative expenses as incurred.
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
Restructuring Charges
In June 2023, the Company announced a workforce reduction designed to reduce operating costs and realign investment priorities involving the reduction of approximately 20% of the Company’s global workforce. As a result of the reduction, the Company incurred approximately $2.0 million in restructuring charges during the year ended December 31, 2023, consisting primarily of employee severance and benefits costs. During the year ended December 31, 2023, $1.6 million has been paid in connection with the June 2023 restructuring and $0.4 million is included in accrued expenses on the Company’s consolidated balance sheet as of December 31, 2023. As of December 31, 2023, the restructuring plan was completed and no additional significant amounts are expected to be recognized.
In September 2022, the Company announced and implemented a restructuring plan to reduce operational costs and realign investment priorities involving the reduction of approximately 10% of the Company’s workforce. As a result of the reduction, the Company incurred approximately $0.7 million in restructuring charges, consisting primarily of employee severance and benefits costs. As of December 31, 2022, the restructuring plan was completed and no additional significant amounts are expected to be recognized.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table displays a rollforward of the charges to the accrued balance as of December 31, 2023:

(in thousands)	Restructuring Charges
Balance, December 31, 2021	$—
Restructuring charges	660
Cash payments	(596)
Balance, December 31, 2022	$64
Restructuring charges	2,004
Cash payments	(1,672)
Balance, December 31, 2023	$396
The expense is included within the respective financial statement line items on the consolidated statement of operations as shown in the table below for the years ended December 31, 2023, and 2022. There was no expense included in the year ended December 31, 2021.

	Year Ended December 31,
(in thousands)	2023	2022
Cost of revenue	$135	$58
Sales and marketing	789	333
Technology development	1,044	201
General and administrative	36	68
Total	$2,004	$660
Stock-Based Compensation
The Company measures all stock-based awards granted to employees, directors, and non-employees based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award, and recognizes forfeitures as they occur. The fair value of restricted stock units is estimated on the date of grant based on the fair value of the Company’s common stock. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the fair value of the Company’s common stock, expected stock price volatility, the expected term of the award, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield. Expected volatility was calculated based on the implied volatilities from market comparisons of certain publicly traded companies and other factors. The expected option term was calculated based on the simplified method based on options that had been granted to date, which uses the midpoint between the vesting date and the contractual term, as the Company has not had sufficient historical data to develop an estimate based on participant behavior. The risk-free interest rate was based on the U.S. Treasury bond yield with an equivalent term. The Company has not paid dividends and has no foreseeable plans to pay dividends.
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

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (“ASU”) ASU 2016-13, Financial Instruments - Credit Losses, which replaces the incurred loss impairment methodology with a methodology that requires the reflection of expected credit losses and also requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. For most financial instruments, the standard requires the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which generally results in the earlier recognition of credit losses on financial instruments.
The Company adopted this standard effective January 1, 2023 under a modified retrospective basis and considers forward-looking information to estimate expected credit losses. No adjustment to accumulated deficit was recorded as the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard will require all public entities, including those with a single reportable segment, to disclose significant segment expenses and other segment items on an annual and interim basis. The guidance requires a public entity to disclose the significant expense categories and amounts that are regularly provided to the chief operating decision-maker. This standard is effective for annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures. The standard will require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The new standard is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.
3.Acquisitions & Disposals
Design Manager
On May 2, 2019, the Company acquired 100% of the outstanding equity of Franklin Potter Associates, Inc. and its subsidiary, doing business as Design Manager, for a total purchase consideration of $4.2 million. As a result, Design Manager became a wholly-owned subsidiary of the Company. On June 29, 2022, the Company sold 100% of its equity interest in Design Manager for a purchase price of $14.8 million. The Company received net cash proceeds of $14.6 million, of which $1.5 million was held in a joint escrow account for 12 months from the date of the sale and was recorded as restricted cash, current in the Company’s 2022 consolidated balance sheet. Additionally, a net gain on the sale of $9.7 million was recognized during the year ended December 31, 2022, and is included in loss from operations on the consolidated statement of operations.
4.Revenue Recognition
The following table summarizes the Company’s net revenue by type of service for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Seller marketplace services	$83,925	$94,333	$98,984
Other services	759	2,516	3,747
Total net revenue	$84,684	$96,849	$102,731
The Company generates revenue from seller marketplace services and other services. Seller marketplace services primarily consist of marketplace transaction, subscription, and listing fees. Other services primarily consist of advertising revenues generated from displaying ads on the Company’s online marketplace and software services revenue related to Design Manager,

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
typically used by interior designers. Design Manager was sold on June 29, 2022; therefore, no related net revenue for software services was recognized after the sale date.
Contract Balances from Contracts with Customers
The following table provides a rollforward of the deferred revenue amounts as follows:

(in thousands)	Amount
Balance as of December 31, 2021	$944
Billings	1,502
Revenue recognized	(1,661)
Reduction resulting from the sale of Design Manager	(602)
Balance as of December 31, 2022	$183
Billings	40
Net revenue recognized	(160)
Balance as of December 31, 2023	$63
The amount of revenue recognized during the year ended December 31, 2023 that was included in the deferred revenue balance at January 1, 2023 was $0.1 million. As of December 31, 2023, the Company recorded $0.5 million of costs to obtain revenue contracts, of which $0.3 million was included in other current assets, and $0.2 million was included in other assets. As of December 31, 2022, the Company recorded $0.5 million of costs to obtain revenue contracts, of which $0.3 million was included in other current assets, and $0.2 million was included in other assets. Amortization of costs to obtain revenue contracts totaled $0.3 million, $0.3 million, and $0.4 million for the years ended December 31, 2023, 2022, and 2021, respectively, and are included in sales and marketing in the Company’s consolidated statements of operations.
5. Short-Term Investments
The following table summarizes the estimated value of the Company’s short-term investments as of December 31, 2023:

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$18,101	$14	$(3)	$18,112
Corporate notes	7,621	20	—	7,641
U.S. Treasury securities	11,975	2	(6)	11,971
U.S. Government agency securities	64,134	89	(21)	64,202
Total short-term investments	$101,831	$125	$(30)	$101,926
As of December 31, 2022, the Company had no short-term investments. The Company does not intend to sell the investments and it is not more likely than not that the company will be required to sell these before recovery. As of December 31, 2023, the fair value of short-term investments by remaining contractual maturity consisted of the following:

(in thousands)	Fair Value
Remaining maturity date one year or less	$89,203
Remaining maturity date greater than one year	12,723
Total short-term investments	$101,926
6.Accounts Receivable, net
Accounts receivable, net was $0.6 million and $1.0 million at December 31, 2023 and 2022, respectively. The Company recorded an allowance for doubtful accounts of $0.2 million and $0.1 million as of December 31, 2023 and 2022, respectively.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the allowance for doubtful accounts for the periods presented were as follows:

(in thousands)	Amount
Balance as of January 1, 2022	$29
Provisions charged to operating results	206
Account write-offs	(122)
Balance as of December 31, 2022	$113
Provisions charged to operating results	256
Account write-offs	(181)
Balance as of December 31, 2023	$188
7.Property and Equipment, net
As of December 31, 2023 and 2022, property and equipment, net consisted of the following:

	December 31,
(in thousands)	2023	2022
Internal-use software	$19,541	$18,418
Leasehold improvements	3,605	3,594
Furniture and fixtures	1,131	1,114
Computer equipment and software	919	851
Software in progress	569	562
Total property and equipment, gross	$25,765	$24,539
Less: accumulated depreciation and amortization	(22,381)	(20,854)
Total property and equipment, net	$3,384	$3,685
As of December 31, 2023 and 2022, the net book value of internal-use software was $2.7 million and $3.0 million, respectively. Depreciation and amortization expense related to the Company’s property and equipment totaled $2.3 million, $2.6 million, and $2.9 million, for the years ended December 31, 2023, 2022, and 2021, respectively, which included amortization expense for internal-use software of $2.2 million, $2.5 million, and $2.8 million, respectively.
8.Goodwill
The changes in the carrying balance of goodwill for the periods presented were as follows (in thousands):

(in thousands)	Amount
Balance as of January 1, 2022	$7,202
Reduction resulting from the sale of Design Manager	(3,036)
Foreign currency translation adjustment	(91)
Balance as of December 31, 2022	$4,075
Foreign currency translation adjustment	41
Balance as of December 31, 2023	$4,116

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.Accrued Expenses
As of December 31, 2023 and 2022, accrued expenses consisted of the following:

	December 31,
(in thousands)	2023	2022
Shipping	$2,934	$3,597
Compensation & benefits	3,164	1,862
Sales & use taxes payable	1,534	1,378
Allowance for transaction losses	1,172	1,327
Payment processor fees	557	970
Allowance for e-commerce returns	401	438
Other	1,121	1,189
Total accrued expenses	$10,883	$10,761
10.Leases
The Company’s operating lease arrangements are principally for office spaces in New York City. As of December 31, 2023, the Company had $19.7 million of operating lease right-of-use assets, $3.1 million and $18.8 million of current and non-current operating lease liabilities, respectively, and no finance leases on its consolidated balance sheet. These operating lease arrangements included in the measurement of lease liabilities had a weighted-average remaining lease term of 6.0 years, a weighted-average discount rate of 5.9%, and do not reflect options to extend or terminate, as management does not consider the exercise of these options to be reasonably certain. The Company paid $4.1 million and $4.2 million for amounts included in the measurement of lease liabilities during the years ended December 31, 2023 and 2022.
In August 2023, the Company entered into a sublease agreement as the sublessor for its office space in its former New York City headquarters (the “Sublease”). The Sublease commenced on October 1, 2023 for approximately 78% of the rentable square feet and expanded to 100% of the rentable square feet on January 15, 2024. The sublease ends on December 31, 2029, the expiration date of the Company’s former New York City headquarter’s lease, and contains an option for the lessee to terminate on the third anniversary of the commencement date. The Sublease contains a five-month rent abatement provision, with an additional abatement against fixed rent for the sixth calendar month. Beginning in April 2024 the Company will collect monthly lease payments of $0.3 million with annual increases over the term. In addition, the subtenant will be responsible for its proportionate share of certain defined expenses, including increases in taxes after the base year, as well as certain electric, heating, ventilation, and air conditioning charges. The proportionate share will be 78% from the commencement of the Sublease until the January 15, 2024, at that time the proportionate share will be increased to 100%. Sublease income is recognized as an offset to lease expense on a straight-line basis over the lease term and is included in general and administrative expenses on the Company’s consolidated statement of operations. During the year ended December 31, 2023, the Company capitalized its $1.1 million broker fee paid which is included in other assets on the consolidated balance sheet, and will be amortized over the life of the Sublease in operating expenses in the consolidated statement of operations. The Company recognized $0.9 million of sublease income during the year ended December 31, 2023. There was no sublease income recognized in the years ended December 31, 2022, and 2021.
In November 2023, the Company entered into a lease agreement, as the lessee, for approximately 13,000 square feet for a new office which is expected to be the Company’s new corporate headquarters in New York City (the “Lease Agreement”). The Lease Agreement is expected to have a commencement date during the first quarter of 2024 with a five year term and an initial seven month rent abatement period. The lease agreement includes an option for the Company to extend the lease for an additional five years.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes total lease expense, net for the years ended December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022
Operating lease expense	$3,970	$3,988
Short-term lease expense	120	111
Variable lease expense	1,124	1,058
Total lease expense	$5,214	$5,157
Sublease income	(912)	—
Total lease expense, net	$4,302	$5,157
Operating lease expense is recognized on a straight-line basis over the term of the arrangement beginning on the lease commencement date for lease arrangements that have an initial term greater than 12 months and therefore are recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term for lease arrangements that have an initial term of 12 months or less and therefore are not recorded on the balance sheet. Variable lease expense is recognized as incurred and consists primarily of real estate taxes, utilities, and other office space related expenses. As of December 31, 2023, the total remaining operating lease payments included in the measurement of lease liabilities, and undiscounted remaining cash receipts from the Company’s Sublease was as follows (in thousands):

Fiscal Year Ending December 31,	Operating Lease Payments	Sublease Cash Receipts
2024	$(4,255)	$2,374
2025	(4,410)	3,435
2026	(4,292)	3,504
2027	(4,292)	3,574
2028	(4,292)	3,645
Thereafter	(4,292)	3,718
Total (payments) cash receipts	$(25,833)	$20,250
Less: imputed interest	3,914
Total lease liabilities	$(21,919)

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.Other Current Liabilities
As of December 31, 2023 and 2022, other current liabilities consisted of the following:

	December 31,
(in thousands)	2023	2022
Sales and other non-income tax contingencies	$2,462	$1,863
Buyer deposits	377	318
Other	779	$248
Total other current liabilities	$3,618	$2,429
12.Equity
As of December 31, 2023 and 2022, the Company had reserved shares of common stock for issuance in connection with the following:

	December 31,
	2023	2022
Options to purchase common stock	3,831,710	4,034,287
Restricted stock units outstanding	3,400,489	2,807,981
Shares available for future grant under the 2021 Plan	3,119,122	3,151,824
Shares available for future grant under the ESPP	1,572,504	1,179,902
Total	11,923,825	11,173,994
Preferred Stock
Effective June 14, 2021, in connection with the closing of the Company’s IPO, the Company’s board of directors (“Board”) is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share, in one or more series. The Company's Board has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. As of December 31, 2023 and 2022, no shares of preferred stock were issued or outstanding.
Common Stock
As of December 31, 2023 and 2022, the Company had authorized 400,000,000 shares of voting common stock, $0.01 par value per share. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Board out of legally available funds. If there is a liquidation, dissolution, or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock. The rights, preferences, and privileges of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.

Treasury Stock
As of December 31, 2023, the Company had 823,483 shares of treasury stock carried at its cost basis of $3.5 million, which the Company purchased during the year ended December 31, 2023, and approximately $16.5 million remains available for future purchases.
The repurchase may be affected, from time-to-time, through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18 of the Exchange Act. The repurchase program is not subject to a termination or expiration date, and it does not obligate the Company to acquire any specific number of shares. The timing, price and volume of repurchases will be based on a number of factors, including market conditions, relevant securities laws, and other considerations.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.Stock-based compensation
2011 Option Plan
The Company adopted the 2011 Stock Option and Grant Plan (the “2011 Plan”) on September 2, 2011 and amended and restated the plan on December 14, 2011. The 2011 Plan provided for the Company to grant incentive stock options (“ISOs”), or nonqualified stock options, restricted stock awards, and other stock-based awards to its employees, directors, officers, outside advisors, and non-employee consultants. At the time of grant, the options issued to new employees pursuant to the 2011 Plan expire ten years from the date of grant and generally vest over four years, with 25% vesting on the first anniversary and the balance vesting ratably over the remaining 36 months.
The 2011 Plan was administered by the Compensation Committee of the Board. The exercise prices, vesting, and other restrictions were determined at the discretion of Compensation Committee of the Board.
Following the completion of the Company’s IPO in June 2021, no additional awards and no shares of the Company’s common stock remain available for future issuance under the 2011 Plan. However, the 2011 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.
2021 Stock Incentive Plan
In May 2021, the Company's Board adopted, and its stockholders approved, the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective upon the SEC declaring the Company’s IPO registration statement effective. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted share awards, stock unit awards (“RSUs”), stock appreciation rights, cash-based awards, and performance-based stock awards, or collectively, stock awards. ISOs may be granted only to the Company’s employees, including officers, and the employees of its parent or subsidiaries. All other stock awards may be granted to the Company’s employees, officers, non-employee directors, consultants, and the employees and consultants of its parent, subsidiaries, and affiliates. The requisite service period for RSUs to vest is generally over four years from the grant date, with 25% vesting on the first anniversary and the balance vesting ratably on a quarterly basis over the remaining vesting period. Additional RSUs vest ratably on a quarterly basis over three or four years beginning on the three month anniversary from the grant date.
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
As of December 31, 2023, 3,119,122 shares were available for future grants of the Company’s common stock.
Stock Option Valuation
No stock options were granted during the year ended December 31, 2023. The following table presents, on a weighted-average basis, the assumptions used in the Black Scholes option-pricing model to determine the grant-date fair value for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Expected term in years	6.0	6.0
Expected stock price volatility	64.6%	67.5%
Risk-free interest rate	2.3%	1.1%
Expected dividend yield	—	—

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	4,034,287	$6.90	6.9	$1,625
Granted	—	—
Exercised	(89,251)	3.94
Cancelled/Forfeited	(113,326)	6.90
Outstanding as of December 31, 2023	3,831,710	$6.97	5.8	$826
Options exercisable as of December 31, 2023	2,868,616	$6.43	5.1	$826
Options vested and expected to vest as of December 31, 2023	3,831,710	$6.97	5.8	$826
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.
The aggregate intrinsic value of stock options exercised was $0.1 million, $1.3 million, and $4.8 million during the years ended December 31, 2023, 2022, and 2021 respectively. No stock options were granted during the year ended December 31, 2023. The weighted-average grant-date fair value per share of stock options granted was $4.43, and $6.20 during the years ended December 31, 2022 and 2021, respectively.
The total fair value of stock options vested was $3.4 million, $3.5 million, and $1.5 million during the years ended December 31, 2023, 2022, and 2021, respectively.
The stock options granted during the year ended December 31, 2021 included 615,997 stock options granted to executive officers that include a performance condition related to a sale event or initial public offering occurring before December 31, 2021 in addition to the standard service condition. These options will vest over four years, with approximately 21% vesting on January 1, 2022, and the balance vesting ratably over the remaining 38 months. During each of the years ended December 31, 2023, 2022, and 2021 $0.7 million of stock-based compensation expense was recognized for options having a performance condition.
Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock units:

	Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2022	2,807,981	$7.85
Granted	3,044,620	3.96
Vested	(1,516,530)	6.38
Cancelled/Forfeited	(935,582)	6.47
Outstanding as of December 31, 2023	3,400,489	$5.40
The estimated weighted-average grant date fair value of restricted stock units granted was $3.96, $7.51, and $15.32 per share for the years ended December 31, 2023, 2022, and 2021 respectively. The total grant date fair value of restricted stock units vested was $9.7 million, $6.7 million, and less than $0.1 million for the years ended December 31, 2023, 2022, and 2021 respectively.
Employee Stock Purchase Plan
In May 2021, the Company's Board adopted, and its stockholders approved, the Company's 2021 Employee Stock Purchase Plan (the "ESPP"). A total of 1,572,504 shares of the Company's authorized but unissued or reacquired shares of its common stock (as adjusted for stock splits, stock dividends, combinations, and the like) are available for issuance under the ESPP. The

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During regularly scheduled “offerings” under the ESPP, participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation, or such lower limit as may be determined by the Compensation Committee from time to time. Participants will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering. Participation in the ESPP will end automatically on termination of employment. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date, whichever is less. The fair market value of the Company’s common stock for this purpose will generally be the closing price on Nasdaq (or such other exchange as the Company’s common stock may be traded at the relevant time) for the date in question, or if such date is not a trading day, for the last trading day before the date in question. As of December 31, 2023, an initial offering period has not commenced, and for the year ended December 31, 2023, no shares of common stock were purchased under the ESPP.
Stock-Based Compensation Expense
The following table summarizes the classification of the Company’s stock-based compensation expense in the consolidated statements of operations:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cost of revenue	$390	$574	$81
Sales and marketing	2,899	2,522	559
Technology development	3,609	4,118	707
General and administrative	5,465	4,000	1,492
Total stock-based compensation expense	$12,363	$11,214	$2,839
Stock-based compensation capitalized in connection with the Company’s internal-use software was $0.2 million for the year ended December 31, 2023, and less than $0.1 million for the year ended December 31, 2022. As of December 31, 2023, total unrecognized compensation expense related to unvested stock-based awards was $21.9 million, which is expected to be recognized over a weighted-average period of 2.2 years.
14.Income Taxes
Net loss before income taxes for the years ended December 31, 2023, 2022, and 2021 was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
United States	$(22,844)	$(22,651)	$(20,986)
Foreign	159	150	44
Total	$(22,685)	$(22,501)	$(20,942)

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2023, 2022, and 2021, the provision for income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current
U.S. Federal	$—	$—	$—
State	14	37	21
Foreign	—	—	—
Total current expense	$14	$37	$21
Deferred
U.S. Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred expense	—	—	—
Total provision for income taxes	$14	$37	$21
The reconciliation of the U.S. federal statutory rate to the Company’s effective rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Income tax benefit using U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.1	5.0	4.7
Nondeductible expenses	(0.7)	(0.3)	(0.1)
Tax law change	—	—	0.2
Research credits	0.2	0.1	1.0
Sale of Design Manager	—	(2.2)	—
Stock-based compensation	(3.1)	(0.3)	0.4
Change in the valuation allowance	(21.2)	(23.5)	(27.2)
Other	(0.4)	—	(0.1)
Provision for income taxes	(0.1)%	(0.2)%	(0.1)%

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The significant components of the Company’s deferred income tax assets and liabilities at December 31, 2023 and 2022 were comprised of the following:

	Year Ended December 31,
(in thousands)	2023	2022
Deferred tax assets
Net operating losses	$31,710	$32,508
Research credits	3,092	3,065
Property and equipment	363	422
Intangible assets and goodwill	1,074	1,293
Capitalized research and development expense	9,630	4,750
Operating lease liabilities	5,541	6,204
Stock-based compensation	2,295	1,716
Other	1,903	1,464
Total deferred tax assets	$55,608	$51,422
Valuation allowance	(49,814)	(44,951)
Net deferred tax assets	$5,794	$6,471
Deferred tax liabilities
Capitalized internal-use software	(674)	(754)
Right-of-use assets	(4,968)	(5,580)
Other	(152)	(137)
Total deferred tax liabilities	$(5,794)	$(6,471)
Net deferred tax liabilities	$—	$—
A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company considered the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that the benefits of these deductible differences will not be fully realizable at December 31, 2023 and 2022. Accordingly, the Company has applied a valuation allowance against its net deferred tax assets. The net change in the total valuation allowance for the years ended December 31, 2023 and 2022 was an increase of approximately $4.9 million and $5.2 million, respectively.
The activity in the Company’s deferred tax asset valuation allowance for the years ended December 31, 2023 and 2022, was as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Valuation allowance at beginning of year	$44,951	$39,725
Increases recorded to income tax provision	4,887	5,226
Decreases recorded to equity	(24)	—
Valuation allowance at end of year	$49,814	$44,951
At December 31, 2023, the Company had approximately $112.8 million and $119.2 million of federal and state net operating loss (“NOL”) carryforwards, respectively. Approximately $52.6 million of the federal NOL and $80.0 million of the state NOL was generated prior to the 2018 tax year. As a result, these net operating loss carryforwards will expire, if not utilized, between 2031 and 2037 for federal and state income tax purposes. The post 2017 NOLs are subject to an indefinite carryforward period; therefore, $60.2 million of federal NOLs generated after 2017 may be carried forward indefinitely. As it pertains to the approximately $39.2 million of state NOLs generated after 2017, not all states have conformed to the Act; therefore, some state’s NOLs are unlimited while some will expire based on the respective state. The Company also has federal and state tax credits relating to research and development credits of $4.1 million and less than $0.1 million, which begin to expire in 2031.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“IRC”), a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company completed formal studies through December 31, 2022 to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred. As a result of the studies, the Company determined that although it experienced an ownership change on July 28, 2015, the limitation from the ownership change will not result in any of the NOLs or tax credits expiring unutilized. No additional ownership changes have occurred through the date of the most recent study.
The Tax Cuts and Jobs Act of 2017 (“TCJA”) requires taxpayers to capitalize and amortize research and development costs pursuant to IRC Section 174. This requirement was effective for the Company beginning on January 1, 2022.
The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in its foreign subsidiary are indefinitely invested. The Company’s current intention is to permanently reinvest undistributed earnings of our foreign subsidiary. Any required adjustment to the income tax provision would be reflected in the period that the Company changes this assessment.
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
As of December 31, 2023 and 2022, the Company had liabilities for uncertain tax positions of $1.0 million, which, if recognized, would not impact the Company’s tax provision and effective income tax rate due to a full valuation allowance. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2023 and 2022, the Company had not accrued interest or penalties related to uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Gross tax contingencies as of beginning of year	$1,022	$1,016
Increases in gross tax contingencies	9	6
Gross tax contingencies as of end of year	$1,031	$1,022
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
The Company’s income tax returns for December 31, 2015 through December 31, 2023 for their foreign subsidiary remain subject to examination by tax authorities in the United Kingdom.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2023	2022	2021
Numerator:
Net loss	$(22,699)	$(22,538)	$(20,963)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(7,061)
Net loss attributable to common stockholders	$(22,699)	$(22,538)	$(28,024)
Denominator:
Weighted average common shares outstanding—basic and diluted	39,724,697	38,479,437	26,059,744
Net loss per share attributable to common stockholders—basic and diluted	$(0.57)	$(0.59)	$(1.08)
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

	Year Ended December 31,
	2023	2022	2021
Options to purchase common stock	3,831,710	4,034,287	3,949,943
Restricted stock units	3,400,489	2,807,981	309,530
Total	7,232,199	6,842,268	4,259,473
16.Commitments and Contingencies
Contractual Obligations
The Company has $33.3 million of non-cancelable contractual commitments as of December 31, 2023, primarily related to its operating lease agreements for both its current and former corporate headquarters in New York, NY, not including any offset for sublease income, as well as other software and support services. For those agreements with variable terms, the Company does not estimate what the total obligation may be beyond any minimum obligations. The following table represents the Company’s commitments under its purchase obligations as of December 31, 2023 (in thousands):

Fiscal Year Ending December 31,	Lease Obligations	Other Obligations	Total Obligations
2024	$4,659	$1,784	$6,443
2025	5,381	922	6,303
2026	5,263	376	5,639
2027	5,263	98	5,361
2028	5,263	14	5,277
Thereafter	4,292	—	4,292
Total	$30,121	$3,194	$33,315
Legal Proceedings
The Company is subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the point in the legal matter where the Company believes a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible. The Company does not believe that it is a party to any pending legal proceedings that are likely to have a material effect on its business, financial condition or results of operations for the years ended December 31, 2023 and 2022.
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
Sales and other non-income tax contingencies
The Company conducts operations in many tax jurisdictions for which non-income-based taxes, such as sales, use and other indirect taxes, are assessed on its operations. Although the Company is diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient presence or responsibility for a jurisdiction to levy taxes, fees, and surcharges for sales made on an e-commerce platform. The Company recognized liabilities for contingencies related to sales and other non-income taxes deemed probable and estimable totaling $2.5 million and $1.9 million as of December 31, 2023 and 2022, respectively, which are included in other current liabilities in the Company’s consolidated balance sheets.
17. 401(K) Savings Plans
The Company established defined contribution savings plans under Section 401(k) of the Internal Revenue Code. For the Company’s United States employees it maintains a 401(k) retirement savings plan, which is offered to all eligible employees, and participants may make voluntary contributions. Company contributions to the plan may be made at the discretion of the Company’s board of directors. These contributions to date have been immaterial. The Company also has various pension plans for its non-U.S. employees, some of which are required by local laws, and allow or require employer contributions. These plans cover substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.
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
Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Additionally, our auditors are not required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 as we are considered an “emerging growth company” as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information

Rule 10b5-1 Trading Arrangements
During the year ended December 31, 2023, the following officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted a Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, for the sale of our common stock. Shares in each 10b5-1 trading arrangement that are subject to restricted stock units ("RSUs") and stock options may only be traded following satisfaction of applicable vesting requirements. In addition, because of pricing (such as future share price targets) and timing conditions in each 10b5-1 trading arrangement, it is not yet determinable how many shares actually will be sold under each plan prior to its expiration date.
On September 11, 2023, Thomas Etergino, our Chief Financial Officer, entered into a Rule 10b5-1 trading arrangement that provides for the sale of up to 18,000 shares of our common stock. This trading arrangement is scheduled to expire on July 31, 2024.
On September 15, 2023, Nancy Hood, our Chief Marketing Officer, entered into a Rule 10b5-1 trading arrangement that provides for the sale of up to (i) 8,400 shares of our common stock and (ii) the net shares (not yet determinable) after shares are withheld to satisfy tax obligations subject to the vesting of up to 28,207 RSUs. This trading arrangement is scheduled to expire on December 13, 2024.
On September 15, 2023, Matthew Rubinger, our Chief Commercial Officer, entered into a Rule 10b5-1 trading arrangement that provides for the sale of up to the net shares (not yet determinable) after shares are withheld to satisfy tax obligations subject to the vesting of up to 48,434 RSUs. This trading arrangement is scheduled to expire on December 31, 2024.
These Rule 10b5-1 trading arrangements were entered into in writing during an open trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and our policies regarding transactions in our securities.
During the year ended December 31, 2023, no other directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Our Board of Directors has adopted a Code of Conduct applicable to all officers, directors, and employees, which is available on our website (investors.1stdibs.com) under “Governance—Documents & Charters.” We intend to make all required disclosures regarding any amendments to, or waivers from, any provisions of the code at the same location of our website.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Item 12.    Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Item 13.    Certain Relationships and Related Party Transactions
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Part IV
Item 15.    Exhibits and Financial Statement Schedules
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

10.6+	2021 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed March 3, 2022).
10.7+	Offer Letter from the Registrant to Matthew Rubinger, dated July 30, 2021 (incorporated by reference from Exhibit 10.7 to the registrant’s Annual Report on Form 10-K filed March 3, 2021).
10.8+	Offer Letter from the Registrant to David S. Rosenblatt, dated February 5, 2021 (incorporated by reference from Exhibit 10.7 to the Form S-1).
10.9+	Offer Letter from the Registrant to Thomas Etergino, dated February 25, 2022 (incorporated by reference from Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K filed March 1, 2022).
10.10+	Offer Letter from the Registrant to Ross A. Paul, dated February 5, 2021 (incorporated by reference from Exhibit 10.9 to the Form S-1).
10.11+	Form of Executive Bonus Plan (incorporated by reference from Exhibit 10.10 to the Form S-1).
10.12+	1stdibs.com, Inc. Executive Severance Plan (incorporated by reference from Exhibit 10.11 to the Form S-1).
10.13+*	Second Amended and Restated Non-Employee Director Compensation Policy of the Board of Directors of 1stdibs.com, Inc.
10.14
Sublease Agreement, dated as of August 16, 2023, by and between 1stdibs.com, Inc. and Intuit Inc. (incorporated by reference from Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K filed August 22, 2023).

10.15
Lease Agreement, dated as of November 3, 2023, by and between 300 Park Ave. So. L.L.C. and 1stdibs.com, Inc. (incorporated by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 9, 2022).

21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	1stdibs.com, Inc. Incentive-Based Compensation Recoupment Policy, effective October 2, 2023.
101.INS*	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set
______________
+    Indicates management contract or compensatory plan.
*    Filed herewith.
#    In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34 47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the Company specifically incorporates it by reference.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, New York, on February 29, 2024.

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

Signature	Title	Date

/s/ David S. Rosenblatt	Chief Executive Officer and Director	February 29, 2024
David S. Rosenblatt	(Principal Executive Officer)

/s/ Thomas Etergino	Chief Financial Officer	February 29, 2024
Thomas Etergino	(Principal Financial and Accounting Officer)

/s/ Matthew R. Cohler	Director	February 29, 2024
Matthew R. Cohler

/s/ Lori A. Hickok	Director	February 29, 2024
Lori A. Hickok

/s/ Andrew G. Robb	Director	February 29, 2024
Andrew G. Robb

/s/ Brian J. Schipper	Director	February 29, 2024
Brian J. Schipper

/s/ Everette Taylor	Director	February 29, 2024
Everette Taylor

/s/ Paula J. Volent	Director	February 29, 2024
Paula J. Volent