Form 10-Q
period 2024-03-31
1stdibs.com, Inc.
filed 2024-05-09
CIK 1600641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of April 30, 2024, the registrant had 39,375,823 shares of common stock, $0.01 par value per share outstanding, net of treasury stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts, including statements regarding our future results of operations and financial position, business strategy and plans, objectives of management for future operations, long term operating expenses, and expectations for capital requirements, may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements.
These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this Quarterly Report. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
1STDIBS.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$33,730	$37,395
Short-term investments	100,511	101,926
Accounts receivable, net of allowance for doubtful accounts of $243 and $188 at March 31, 2024 and December 31, 2023, respectively	610	643
Prepaid expenses	2,064	3,032
Receivables from payment processors	3,448	2,670
Other current assets	2,230	2,214
Total current assets	142,593	147,880
Restricted cash, non-current	3,600	3,580
Property and equipment, net	3,600	3,384
Operating lease right-of-use assets	22,338	19,655
Goodwill	4,109	4,116
Other assets	3,228	2,200
Total assets	$179,468	$180,815
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,287	$3,580
Payables due to sellers	7,986	6,521
Accrued expenses	9,525	10,883
Operating lease liabilities, current	3,578	3,107
Other current liabilities	3,952	3,618
Total current liabilities	27,328	27,709
Operating lease liabilities, non-current	21,121	18,812
Other liabilities	3	6
Total liabilities	48,452	46,527
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; zero shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 41,108,619 and 40,738,619 shares issued as of March 31, 2024 and December 31, 2023, respectively; and 39,732,251 and 39,915,136 outstanding as of March 31, 2024 and December 31, 2023, respectively	411	407
Treasury stock, at cost; 1,376,368 and 823,483 shares as of March 31, 2024 and December 31, 2023, respectively	(6,411)	(3,496)
Additional paid-in capital	454,432	451,282
Accumulated deficit	(317,022)	(313,719)
Accumulated other comprehensive loss	(394)	(186)
Total stockholders’ equity	131,016	134,288
Total liabilities and stockholders’ equity	$179,468	$180,815
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net revenue	$22,062	$22,178
Cost of revenue	6,076	7,307
Gross profit	15,986	14,871
Operating expenses:
Sales and marketing	9,169	9,805
Technology development	4,745	5,795
General and administrative	7,010	8,088
Provision for transaction losses	414	1,364
Total operating expenses	21,338	25,052
Loss from operations	(5,352)	(10,181)
Other income, net:
Interest income	1,692	1,531
Other, net	357	517
Total other income, net	2,049	2,048
Net loss before income taxes	(3,303)	(8,133)
Provision for income taxes	—	—
Net loss	$(3,303)	$(8,133)
Net loss per share—basic and diluted	$(0.08)	$(0.21)
Weighted average common shares outstanding—basic and diluted	39,745,095	39,330,542
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(3,303)	$(8,133)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax of $0 for each of the three months ended March 31, 2024 and 2023	(16)	19
Unrealized losses on short-term investments, net of tax of $0 for each of the three months ended March 31, 2024 and 2023	(192)	(35)
Comprehensive loss	$(3,511)	$(8,149)
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2023	39,915,136	$407	$451,282	$(313,719)	$(186)	$(3,496)	$134,288
Issuance of common stock for exercise of stock options	172,274	2	701	—	—	—	703
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	197,726	2	(673)	—	—	—	(671)
Stock-based compensation	—	—	3,122	—	—	—	3,122
Repurchase of common stock	(552,885)	—	—	—	—	(2,915)	(2,915)
Other comprehensive loss	—	—	—	—	(208)	—	(208)
Net loss	—	—	—	(3,303)	—	—	(3,303)
Balances as of March 31, 2024	39,732,251	$411	$454,432	$(317,022)	$(394)	$(6,411)	$131,016

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2022	39,260,193	$393	$439,005	$(291,020)	$(356)	$—	$148,022
Issuance of common stock for exercise of stock options	7,978	—	31	—	—	—	31
Vested restricted stock units converted to common shares	241,175	2	(2)	—	—	—	—
Stock-based compensation	—	—	3,136	—	—	—	3,136
Other comprehensive loss	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	(8,133)	—	—	(8,133)
Balances as of March 31, 2023	39,509,346	$395	$442,170	$(299,153)	$(372)	$—	$143,040

See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,303)	$(8,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	462	939
Stock-based compensation expense	3,090	3,106
Provision for transaction losses, returns and refunds	434	346
Amortization of costs to obtain revenue contracts	81	79
Amortization of operating lease right-of-use assets	802	629
Accretion of discounts and amortization of premiums on short-term investments, net	(861)	(354)
Other, net	47	(112)
Changes in operating assets and liabilities:
Accounts receivable	(56)	29
Prepaid expenses and other current assets	1,002	1,269
Receivables from payment processors	(778)	(250)
Other assets	(1,217)	(181)
Accounts payable and accrued expenses	(2,939)	(71)
Payables due to sellers	1,464	(134)
Operating lease liabilities	(703)	(678)
Other current liabilities and other liabilities	(586)	715
Net cash used in operating activities	(3,061)	(2,801)
Cash flows from investing activities:
Maturities of short-term investments	31,577	—
Purchases of short-term investments	(29,492)	(62,370)
Development of internal-use software	(451)	(370)
Purchases of property and equipment	(196)	(20)
Net cash provided by (used in) investing activities	1,438	(62,760)
Cash flows from financing activities:
Proceeds from exercise of stock options	703	31
Payments for repurchase of common stock	(2,669)	—
Net cash (used in) provided by financing activities	(1,966)	31
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(56)	113
Net decrease in cash, cash equivalents, and restricted cash	(3,645)	(65,417)
Cash, cash equivalents, and restricted cash at beginning of the period	40,975	158,043
Cash, cash equivalents, and restricted cash at end of the period	$37,330	$92,626
Supplemental disclosure of non-cash activities:
Recording of right of use asset	$3,483	$—
Recording of lease liability	$(3,483)	$—
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
Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiary, 1stdibs.com, Ltd. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024.
The condensed consolidated balance sheet as of December 31, 2023, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2024.
There have been no material changes to the Company's significant accounting policies as described in the Form 10-K.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, provision for transaction losses, impairment assessment of goodwill, capitalization of internal-use software and determination of useful lives, income taxes, and the valuation of stock-based compensation and leases. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.
Cash, Cash Equivalents, and Restricted Cash
The following represents the Company’s cash, cash equivalents, and restricted cash as of the periods presented:

(in thousands)	March 31, 2024	March 31, 2023
Cash and cash equivalents	$33,730	$87,791
Restricted cash, current	—	1,500
Restricted cash, non-current	3,600	3,335
Total cash, cash equivalents, and restricted cash	$37,330	$92,626
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Certain cash equivalents consist of investments in debt securities that are

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
classified as available-for-sale. As of March 31, 2024, the Company’s restricted cash relates to $3.6 million in Letters of Credit for its office leases in New York, New York. As of March 31, 2023, $1.5 million was held in a joint escrow account in connection with the sale of Design Manager during the year ended December 31, 2022, and the restriction was lifted and the funds were released in June 2023. During the three months ended March 31, 2024 and 2023, the Company purchased $16.7 million and $11.9 million of available-for-sale securities classified as cash equivalents, respectively. The carrying value of the restricted cash approximates fair value.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard will require all public entities, including those with a single reportable segment, to disclose significant segment expenses and other segment items on an annual and interim basis. The guidance requires a public entity to disclose the significant expense categories and amounts that are regularly provided to the chief operating decision-maker. This standard is effective for the Company’s annual report ending December 31, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its condensed consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures. The standard will require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The new standard is effective for the Company’s annual report ending December 31, 2025. The Company is currently evaluating the potential impact of adopting this new guidance on its condensed consolidated financial statements and related disclosures.
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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Short-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The table below segregates all assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$6,108	$—	$—	$6,108
U.S. Treasury securities	—	7,468	—	7,468
Total cash equivalents	$6,108	$7,468	$—	$13,576
Short-term investments:
Commercial paper	$—	$10,301	$—	$10,301
Corporate notes	—	16,532	—	16,532
U.S. Treasury securities	—	11,664	—	11,664
U.S. Government agency securities	—	62,014	—	62,014
Total short-term investments	$—	$100,511	$—	$100,511

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$5,797	$—	$—	$5,797
U.S. Treasury securities	—	4,991	—	4,991
Total cash equivalents	$5,797	$4,991	$—	$10,788
Short-term investments:
Commercial paper	$—	$18,112	—	18,112
Corporate notes	—	7,641	—	7,641
U.S. Treasury securities	—	11,971	—	11,971
U.S. Government agency securities	—	64,202	—	64,202
Total short-term investments	$—	$101,926	$—	$101,926
There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2024 and 2023.
3. Revenue Recognition
The following table summarizes the Company’s net revenue by type of service for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Seller marketplace services	$21,838	$22,011
Other services	224	167
Total net revenue	$22,062	$22,178
The Company generates net revenue from seller marketplace services and other services. Seller marketplace services primarily consist of marketplace transactions, subscriptions, and listing fees. Other services primarily consist of advertising revenues generated from displaying ads on the Company’s online marketplace.
As of each of March 31, 2024 and December 31, 2023, the Company recorded $0.5 million of costs to obtain revenue contracts, of which $0.3 million was included in other current assets, and $0.2 million was included in other assets. Amortization of costs to obtain revenue contracts totaled $0.1 million for each of the three months ended March 31, 2024 and 2023. The Company periodically reviews the costs to obtain revenue contracts to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these costs to obtain revenue contracts.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Short-Term Investments
The following table summarizes the estimated value of the Company’s short-term investments as of the periods presented:

	March 31, 2024
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	10,303	$2	$(4)	$10,301
Corporate notes	16,565	3	(36)	16,532
U.S. Treasury securities	11,689	—	(25)	11,664
U.S. Government agency securities	62,049	13	(48)	62,014
Total short-term investments	$100,606	$18	$(113)	$100,511

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$18,101	$14	$(3)	$18,112
Corporate notes	7,621	20	—	7,641
U.S. Treasury securities	11,975	2	(6)	11,971
U.S. Government agency securities	64,134	89	(21)	64,202
Total short-term investments	$101,831	$125	$(30)	$101,926
The Company evaluates securities for expected credit losses on a quarterly basis with consideration given to the financial condition and near-term prospects of the issuer, whether the Company intends to sell the securities, and whether it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis. The Company did not recognize any credit losses related to available-for-sale debt securities during the three months ended March 31, 2024 and 2023. As of March 31, 2024, the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell these before recovery. No securities have been in a continuous unrealized loss position for 12 months or longer. As of March 31, 2024, the fair value of short-term investments by remaining contractual maturity consisted of the following:

(in thousands)	Fair Value
Remaining maturity date one year or less	$81,576
Remaining maturity date greater than one year	18,935
Total short-term investments	$100,511

5. Property and Equipment, net
As of March 31, 2024 and December 31, 2023, property and equipment, net consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Internal-use software	$19,881	$19,541
Leasehold improvements	3,729	3,605
Furniture and fixtures	51	1,131
Computer equipment and software	979	919
Software in progress	712	569
Total property and equipment, gross	25,352	25,765
Less: Accumulated depreciation and amortization	(21,752)	(22,381)
Total property and equipment, net	$3,600	$3,384
As of March 31, 2024 and December 31, 2023, the net book value of internal-use software was $2.6 million and $2.7 million, respectively. Depreciation and amortization expense related to the Company’s property and equipment totaled

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$0.5 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively, which included amortization expense for internal-use software of $0.4 million and $0.9 million, respectively.
6. Accrued Expenses
As of March 31, 2024 and December 31, 2023, accrued expenses consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Shipping	$3,050	$2,934
Compensation & benefits	2,444	3,164
Sales & use taxes payable	931	1,534
Allowance for transaction losses	887	1,172
Payment processor fees	578	557
Allowance for e-commerce returns	399	401
Other	1,236	1,121
Total accrued expenses	$9,525	$10,883
7. Leases
The Company’s operating lease arrangements are principally for office spaces in New York City. As of March 31, 2024, the Company had $22.3 million of operating lease right-of-use assets, $3.6 million and $21.1 million of current and non-current operating lease liabilities, respectively, and no finance leases on its condensed consolidated balance sheet. These operating lease arrangements, included in the measurement of lease liabilities, had a weighted-average remaining lease term of 5.7 years, a weighted-average discount rate of 6.1%, and do not reflect options to extend or terminate, as management does not consider the exercise of these options to be reasonably certain. As of December 31, 2023, the Company had $19.7 million of operating lease right-of-use assets, $3.1 million and $18.8 million of current and non-current operating lease liabilities, respectively, and no finance leases on its condensed consolidated balance sheet.
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
In November 2023, the Company entered into a lease agreement, as the lessee, for approximately 13,000 square feet for the Company’s new corporate headquarters in New York City (the “Lease Agreement”) which commenced in January 2024 with a five year term and an initial seven month rent abatement period. The Lease Agreement includes an option for the Company to extend the lease for an additional five years.
During the three months ended March 31, 2024 and 2023, the Company paid $1.1 million and $1.0 million for amounts included in the measurement of lease liabilities, respectively. The Company did not enter into any new lease arrangements as a lessee during the three months ended March 31, 2024 and 2023.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes total lease expense, net for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating lease expense	$1,151	$1,022
Short-term lease expense	—	21
Variable lease expense	281	255
Total lease expense	1,432	1,298
Sublease income	(699)	—
Total lease expense, net	$733	$1,298
Operating lease expense is recognized on a straight-line basis over the term of the arrangement beginning on the lease commencement date for lease arrangements that have an initial term greater than 12 months and therefore are recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term for lease arrangements that have an initial term of 12 months or less and therefore are not recorded on the balance sheet. Variable lease expense is recognized as incurred and consists primarily of real estate taxes, utilities, and other office space related expenses. As of March 31, 2024, the total remaining operating lease payments included in the measurement of lease liabilities, and undiscounted remaining cash receipts from the Company’s Sublease was as follows (in thousands):

Fiscal Year Ending December 31,	Operating Lease Payments	Sublease Cash Receipts
2024 (remaining)	$(3,605)	$2,313
2025	(5,380)	3,435
2026	(5,263)	3,504
2027	(5,263)	3,574
2028	(5,263)	3,645
Thereafter	(4,292)	3,718
Total (payments) cash receipts	$(29,066)	$20,189
Less: imputed interest	4,367
Total lease liabilities	$(24,699)
8. Other Current Liabilities
As of March 31, 2024 and December 31, 2023, other current liabilities consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Sales and other non-income tax contingencies	$2,741	$2,462
Buyer deposits	387	377
Other	824	779
Total other current liabilities	$3,952	$3,618
9. Equity
Preferred Stock
Effective June 14, 2021, in connection with the closing of the Company’s Initial Public Offering (“IPO”), the Company’s board of directors (“Board”) is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share, in one or more series. The Company's Board has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. As of March 31, 2024 and December 31, 2023, no shares of preferred stock were issued or outstanding.
Common Stock
As of March 31, 2024 and December 31, 2023, the Company had authorized 400,000,000 shares of voting common stock, $0.01 par value per share. Each holder of the Company's common stock is entitled to one vote for each share on all matters to

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Board out of legally available funds. If there is a liquidation, dissolution, or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock. The rights, preferences, and privileges of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.
As of March 31, 2024 and December 31, 2023, the Company had reserved shares of common stock for issuance in connection with the following:

	March 31, 2024	December 31, 2023
Options to purchase common stock	3,652,141	3,831,710
Restricted stock units outstanding	5,762,061	3,400,489
Shares available for future grant under the 2021 Plan	2,435,051	3,119,122
Shares available for future grant under the ESPP	1,971,655	1,572,504
Total	13,820,908	11,923,825
Treasury Stock
As of March 31, 2024, the Company had 1,376,368 shares of treasury stock carried at its cost basis of $6.4 million, and approximately $13.6 million remains available for future purchases. As of December 31, 2023, the Company had 823,483 shares of treasury stock carried at its cost basis of $3.5 million.
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
2021 Stock Incentive Plan
In May 2021, the Company's Board adopted, and its stockholders approved, the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective upon the SEC declaring the Company’s IPO registration statement effective. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options, restricted share awards, stock unit awards (“RSUs”), stock appreciation rights, cash-based awards, and performance-based stock awards, or collectively, stock awards. ISOs may be granted only to the Company’s employees, including officers, and the employees of its parent or subsidiaries. All other stock awards may be granted to the Company’s employees, officers, non-employee directors, consultants, and the employees and consultants of its parent, subsidiaries, and affiliates. The requisite service period for RSUs to vest is generally over four years from the grant date, with 25% vesting on the first anniversary and the balance vesting ratably on a quarterly

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
basis over the remaining vesting period. Additional RSUs vest ratably on a quarterly basis over three or four years beginning on the three month anniversary from the grant date.
The aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2021 Plan will not exceed the sum of (x) 4,333,333 shares (as adjusted for stock splits, stock dividends, combinations, and the like), plus (y) the sum of (1) the number of reserved shares not issued or subject to outstanding awards under the 2011 Plan on the effective date of the 2021 Plan and (2) the number of shares subject to outstanding stock awards granted under the 2011 Plan and that, following the effective date of the 2021 Plan, (A) are subsequently forfeited or terminated for any reason before being exercised or settled, (B) are not issued because such stock award is settled in cash, (C) are subject to vesting restrictions and are subsequently forfeited, (D) are withheld or reacquired to satisfy the applicable exercise, strike, or purchase price, or (E) are withheld or reacquired to satisfy a tax withholding obligation, plus (z) an annual increase on the first day of each fiscal year, for a period of not more than 10 years, beginning on January 1, 2022 and ending on, and including, January 1, 2031, in an amount equal to the lesser of (i) 5% of the outstanding shares on the last day of the immediately preceding fiscal year or (ii) such lesser amount that the Compensation Committee of the Board determines for purposes of the annual increase for that fiscal year. On January 1, 2024, the number of shares of common stock available for issuance under the 2021 Plan was automatically increased according to its terms by 1,995,756 shares.
As of March 31, 2024, 2,435,051 shares were available for future grants of the Company’s common stock.
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2023:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	3,831,710	$6.97	5.8	$826
Granted	—	$—
Exercised	(172,274)	$4.07
Cancelled/Forfeited	(7,295)	$6.90
Outstanding as of March 31, 2024	3,652,141	$7.10	5.8	$2,598
Options exercisable as of March 31, 2024	2,826,255	$6.67	5.2	$2,587
Options vested and expected to vest as of March 31, 2024	3,652,141	$7.10	5.8	$2,598
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.
There were no stock options granted during the three months ended March 31, 2024 and 2023. The aggregate intrinsic value of stock options exercised was $0.3 million and less than $0.1 million during the three months ended March 31, 2024 and 2023, respectively. The total fair value of stock options vested was $0.7 million during each of the three months ended March 31, 2024 and 2023.
The stock options granted during the fiscal year ended December 31, 2021 included 615,997 stock options granted to executive officers that include a performance condition related to a sale event or initial public offering occurring before December 31, 2021 in addition to the standard service condition. These options will vest over four years, with approximately 21% vested on January 1, 2022, and the balance vesting ratably over the remaining 38 months. Stock-based compensation expense of $0.2 million was recognized for options having a performance condition during each of the three months ended March 31, 2024 and 2023.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock units:

	Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023	3,400,489	$5.40
Granted	2,717,052	5.90
Vested	(325,550)	5.92
Cancelled	(29,930)	5.76
Outstanding as of March 31, 2024	5,762,061	$5.60
The estimated weighted-average grant date fair value of restricted stock units granted was $5.90 and $4.00 per share for the three months ended March 31, 2024 and 2023, respectively. The total grant date fair value of restricted stock units vested was $1.9 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively.
Employee Stock Purchase Plan
In May 2021, the Company's Board adopted, and its stockholders approved, the Company's 2021 Employee Stock Purchase Plan (the "ESPP"). A total of 1,971,655 shares of the Company's authorized but unissued or reacquired shares of its common stock (as adjusted for stock splits, stock dividends, combinations, and the like) are available for issuance under the ESPP. The number of shares of the Company's common stock that will be available for issuance under the ESPP also includes an annual increase on the first day of each fiscal year, for a period of not more than 10 years, beginning on January 1, 2022, equal to the least of: (i) 1% of the outstanding shares of the Company’s common stock on such date, (ii) 400,000 shares (as adjusted for stock splits, stock dividends, combinations, and the like) or (iii) a lesser amount determined by the Compensation Committee or the Company’s Board of Directors. On January 1, 2024, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 399,151 shares.
During regularly scheduled “offerings” under the ESPP, participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation, or such lower limit as may be determined by the Compensation Committee from time to time. Participants will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering. Participation in the ESPP will end automatically on termination of employment. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date, whichever is less. The fair market value of the Company’s common stock for this purpose will generally be the closing price on Nasdaq (or such other exchange as the Company’s common stock may be traded at the relevant time) for the date in question, or if such date is not a trading day, for the last trading day before the date in question. As of March 31, 2024, an initial offering period has not commenced, and for the three months ended March 31, 2024 and 2023, no shares of common stock were purchased under the ESPP.
Stock-Based Compensation Expense
The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statements of operations:

(in thousands)	Three Months Ended March 31,
	2024	2023
Cost of revenue	$80	$149
Sales and marketing	731	707
Technology development	737	1,051
General and administrative	1,542	1,199
Total stock-based compensation expense	$3,090	$3,106
Stock-based compensation capitalized in connection with the Company’s internal-use software was less than $0.1 million for each of the three months ended March 31, 2024 and 2023. As of March 31, 2024, total unrecognized compensation expense related to unvested stock-based awards was $34.6 million, which is expected to be recognized over a weighted-average period of 2.6 years.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Income Taxes
The income tax provision was immaterial for the three months ended March 31, 2024 and 2023 due to the net loss before income taxes incurred for the year ended December 31, 2023 and expected to be incurred for the year ending December 31, 2024, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets. There were no material liabilities for interest and penalties accrued as of March 31, 2024.
12. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Numerator:
Net loss	$(3,303)	$(8,133)
Denominator:
Weighted average common shares outstanding—basic and diluted	39,745,095	39,330,542
Net loss per share—basic and diluted	$(0.08)	$(0.21)
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

	March 31,
	2024	2023
Options to purchase common stock	3,652,141	4,023,038
Restricted stock units	5,762,061	5,043,828
Total	9,414,202	9,066,866
13. Commitments and Contingencies
Contractual Obligations
The Company has $32.2 million of non-cancelable contractual commitments as of March 31, 2024, primarily related to its operating lease agreements for both its current and former corporate headquarters in New York, NY, not including any offset for sublease income, as well as other software and support services. For those agreements with variable terms, the Company does not estimate what the total obligation may be beyond any minimum obligations. The following table represents the Company’s commitments under its purchase obligations as of March 31, 2024 (in thousands):

Fiscal Year Ending December 31,	Lease Obligations	Other Obligations	Total Obligations
2024 (remaining)	$3,605	$1,484	$5,089
2025	5,380	1,055	6,435
2026	5,263	476	5,739
2027	5,263	118	5,381
2028	5,263	19	5,282
Thereafter	4,292	—	4,292
Total	$29,066	$3,152	$32,218
Legal Proceedings
The Company is subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where the Company believes a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible. The Company does not believe that it is party to any pending legal proceedings that are likely to have a material effect on its business, financial condition, or results of operations.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
For GMV, Number of Orders, and Active Buyers, these metrics are based on internal company data, assumptions, and estimates and are used in managing our business. We believe that these figures are reasonable estimates, and we actively take measures to improve their accuracy, such as eliminating known fictitious or duplicate accounts. There are, however, inherent challenges in gathering accurate data across large online and mobile populations. For example, individuals may have multiple email accounts in violation of our terms of service, which would result in an Active Buyer being counted more than once, thus impacting the accuracy of our number of Active Buyers. In addition, certain metrics, such as the number of Active Buyers, and Number of Orders, and GMV are measured based on such numbers as reported in a given month, minus cancellations within that month. As we do not retroactively adjust such numbers for cancellations occurring after the month, the metrics presented do not reflect subsequent order cancellations. We regularly review and may adjust our processes for calculating these metrics to improve their accuracy. These key operating and financial metrics may vary from period to period and should not be viewed as indicative of other metrics.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
GMV	$91,686	$97,058
Number of Orders	35,315	35,385
Active Buyers	60,666	66,400
Adjusted EBITDA (unaudited)	$(1,794)	$(5,254)
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
Our net revenue consists principally of seller marketplace services. Seller marketplace services primarily consist of marketplace transactions, subscriptions, and listing fees. Marketplace transaction fees are collected when sellers pay us commissions ranging from 5% to 50% of GMV and processing fees, which are 3% of the buyer’s total payment, net of expected refunds. If a seller accepts a return or refund of an on-platform purchase, the related commission and processing fees are refunded. Subscriptions provide access to our online marketplace, allowing sellers, who are our customers, to execute successful purchase transactions with buyers. We offer our sellers various subscription pricing tiers which allows them to choose the plan that best fits their business, with choices of a higher monthly subscription fee and lower commission rates or lower monthly subscription fee and higher commission rates. Additionally, some sellers have no monthly subscription fees and higher commission rates, however, we no longer offer this option to new sellers. Listing fee revenue is collected when sellers pay us for promoting certain products on their behalf and at their discretion through our online marketplace. Advertisements consist of impression-based ads displayed on our online marketplace on the seller’s behalf.

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

Results of Operations
The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended March 31,
	2024	2023
Net revenue	$22,062	$22,178
Cost of revenue	6,076	7,307
Gross profit	15,986	14,871
Operating expenses:
Sales and marketing	9,169	9,805
Technology development	4,745	5,795
General and administrative	7,010	8,088
Provision for transaction losses	414	1,364
Total operating expenses	21,338	25,052
Loss from operations	(5,352)	(10,181)
Other income, net:
Interest income	1,692	1,531
Other, net	357	517
Total other income, net	2,049	2,048
Net loss before income taxes	(3,303)	(8,133)
Provision for income taxes	—	—
Net loss	$(3,303)	$(8,133)
The following table summarizes our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Net revenue	100%	100%
Cost of revenue	28	33
Gross profit	72	67
Operating expenses:
Sales and marketing	42	44
Technology development	21	26
General and administrative	32	37
Provision for transaction losses	2	6
Total operating expenses	97	113
Loss from operations	(25)	(46)
Other income, net:
Interest income	8	7
Other, net	2	2
Total other income, net	10	9
Net loss before income taxes	(15)	(37)
Provision for income taxes	—	—
Net loss	(15)%	(37)%
Comparison of the Three Months Ended March 31, 2024 and 2023
Net Revenue

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Net revenue	$22,062	$22,178	$(116)	(1)%

Net revenue was generally flat with $22.1 million for the three months ended March 31, 2024, as compared to $22.2 million for the three months ended March 31, 2023. While GMV declined 6%, net revenue only declined 1% due to various strategic initiatives we actioned to improve our take rates, including commission re-tiering.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 74% and 72% of our net revenue for the three months ended March 31, 2024 and 2023, respectively. Subscription fees accounted for 22% and 24% of our net revenue for the three months ended March 31, 2024 and 2023, respectively.
Cost of Revenue

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Cost of revenue	$6,076	$7,307	$(1,231)	(17)%
Cost of revenue was $6.1 million for the three months ended March 31, 2024, as compared to $7.3 million for the three months ended March 31, 2023. The decrease of $1.2 million, or 17%, was primarily driven by a $0.5 million decrease to depreciation expense due to acceleration of depreciation in the three months ended March 31, 2023 relating to our decision to discontinue supporting our NFT platform in January 2023. There was also a $0.4 million decrease in salaries and benefits resulting from decreases in headcount, primarily related to our reduction in workforce in June 2023 and a $0.3 million decrease in shipping expenses due to more efficient buyer pricing and better negotiated rates from our carriers.
Gross Profit and Gross Margin
Gross profit was $16.0 million and gross margin was 72.5% for the three months ended March 31, 2024, as compared to gross profit of $14.9 million and gross margin of 67.1% for the three months ended March 31, 2023. The increase in gross profit and gross margin for the three months ended March 31, 2024 was primarily driven by our cost savings initiatives in the second half of 2023 which contributed to the cost of revenue decrease, as well as our initiatives to improve our take rates and net revenue, as outlined above.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$9,169	$9,805	$(636)	(6)%
Sales and marketing expense was $9.2 million for the three months ended March 31, 2024, as compared to $9.8 million for the three months ended March 31, 2023. The decrease of $0.6 million, or 6% was primarily driven by a $0.7 million decrease in salaries and benefits resulting from decreases in headcount, primarily related to our reduction in workforce in June 2023.
Technology Development

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Technology development	$4,745	$5,795	$(1,050)	(18)%
Technology development expense was $4.7 million for the three months ended March 31, 2024 as compared to $5.8 million for the three months ended March 31, 2023. The decrease of $1.1 million, or 18% was primarily driven by a $0.8 million decrease in salaries and benefits and a $0.3 million decrease in stock-based compensation expense, both resulting from decreases in headcount, primarily related to our reduction in workforce in June 2023.
General and Administrative

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
General and administrative	$7,010	$8,088	$(1,078)	(13)%
General and administrative expense was $7.0 million for the three months ended March 31, 2024, as compared to $8.1 million for the three months ended March 31, 2023. The decrease of $1.1 million, or 13%, was primarily driven by a decrease of $0.8 million in professional fees due to expense incurred in the three months ended March 31, 2023 related to strategic alternative expenses, $0.7 million in sublease income related to our sublease for our old corporate headquarters signed in August 2023, and a decrease of $0.5 million related to lower rates negotiated with vendors, including lower liability insurance expense. These decreases were partially offset by a $0.3 million increase in salaries and benefits and a $0.3 million increase in stock-based compensation expense, primarily due to our annual compensation increases and equity grants which occur each March and included additional bonus awards during the three months ended March 31, 2024.
Provision for Transaction Losses

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Provision for transaction losses	$414	$1,364	$(950)	(70)%
Provision for transaction losses was $0.4 million for the three months ended March 31, 2024, as compared to $1.4 million for the three months ended March 31, 2023. The decrease of $1.0 million, or 70%, was primarily driven by a decrease in damage claims as a result of new policies implemented by us and in partnership with our carriers as well as the decrease in GMV.
Other Income, Net

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Total other income, net	$2,049	$2,048	$1	—%
Other income, net was $2.0 million for each of the three months ended March 31, 2024 and 2023 and primarily related to interest income on our cash, cash equivalents, and short-term investments.
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
The non-GAAP financial measures presented may not be comparable to similarly titled measures reported by other companies due to differences in the way that these measures are calculated. The non-GAAP financial measures presented should not be considered as the sole measure of our performance and should not be considered in isolation from, or as a substitute for, comparable financial measures calculated in accordance with GAAP. Further, these non-GAAP financial measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations. Accordingly, these non-GAAP financial measures should be considered as supplemental in nature, and are not intended, and should not be construed, as a substitute for the related financial information calculated in accordance with GAAP. These limitations of Adjusted EBITDA include the following:
•The exclusion of certain recurring, non-cash charges, such as depreciation and amortization of property and equipment. While these are non-cash charges, we may need to replace the assets being depreciated in the future and Adjusted EBITDA does not reflect cash requirements for these replacements or new capital expenditure requirements;
•The exclusion of stock-based compensation expense, which has been a significant recurring expense and will continue to constitute a significant recurring expense for the foreseeable future, as equity awards are expected to continue to be an important component of our compensation strategy;
•The exclusion of other income, net, which includes interest income related to our cash, cash equivalents and short-term investments and realized and unrealized gains and losses on foreign currency exchange; and
•The exclusion of strategic alternative expenses in connection with capital return strategies, buy- and sell-side mergers, acquisitions and partnerships, sale of a business or subsidiary, business optimization costs related to revisions of operational objectives and priorities, cost saving initiatives related to restructuring charges and integration costs, in all cases outside the ordinary course.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.

We define Adjusted EBITDA as our net loss, excluding: (1) depreciation and amortization; (2) stock-based compensation expense; (3) other income, net; and (4) strategic alternative expenses. The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net loss	$(3,303)	$(8,133)
Depreciation and amortization	462	939
Stock-based compensation expense	3,090	3,106
Other income, net	(2,049)	(2,048)
Strategic alternative expenses	6	882
Adjusted EBITDA	$(1,794)	$(5,254)
Liquidity and Capital Resources
As of March 31, 2024, we had cash, cash equivalents and short-term investments of $134.2 million and an accumulated deficit of $317.0 million. Net cash used in operating activities was $3.1 million in the three months ended March 31, 2024. We expect operating losses and negative cash flows from operations to continue in the foreseeable future as we continue to strategically invest in growth activities. Our principal use of cash is to fund our operations including platform development to support our strategic initiatives and anticipated share repurchases under the Stock Repurchase Program.
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
•the emergence of competing online marketplaces and other adverse market developments;
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
Stock Repurchase Program
In August 2023, the Board of Directors authorized a Stock Repurchase Program to repurchase up to an aggregate of $20.0 million of our common stock. During the three months ended March 31, 2024, 552,885 shares of our common stock have been purchased for a total cost of $2.9 million and approximately $13.6 million remains available for future purchases under the program.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash (used in) operating activities	$(3,061)	$(2,801)
Net cash provided by (used in) investing activities	1,438	(62,760)
Net cash (used in) provided by financing activities	(1,966)	31
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(56)	113
Net decrease in cash, cash equivalents, and restricted cash	$(3,645)	$(65,417)

Cash Flows from Operating Activities
Net cash used in operating activities was $3.1 million for the three months ended March 31, 2024, and was driven primarily by a $2.9 million change in accounts payable and accrued expenses due to timing of payments and invoices, including our annual bonuses which were paid in March 2024.
Net cash used in operating activities was $2.8 million for the three months ended March 31, 2023, and was driven primarily by net revenue decreasing at a faster pace than operating expenses partially offset by a $1.3 million change in prepaid expenses and other current assets due to the timing of payments of our annual contracts.
Cash Flows from Investing Activities
Net cash provided by investing activities was $1.4 million for the three months ended March 31, 2024, and was driven primarily by $31.6 million maturities of short-term investments partially offset by $29.5 million purchases of short-term investments.
Net cash used in investing activities was $62.8 million for the three months ended March 31, 2023, and was driven primarily by $62.4 million purchases of short-term investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $2.0 million for the three months ended March 31, 2024, and was driven primarily by $2.7 million of purchases of our common stock as part of our Stock Repurchase Program partially offset by $0.7 million in proceeds from the exercise of stock options.
Net cash provided by financing activities for the three months ended March 31, 2023, was less than $0.1 million and related to proceeds from the exercise of stock options.
Contractual Obligations
As of March 31, 2024, there were no material changes in commitments under contractual obligations compared to the contractual obligations disclosed in our Form 10-K.
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

Interest Rate Sensitivity
Interest rate risk relates to the loss we could incur in our cash portfolios due to a change in interest rates. As of March 31, 2024, we had cash, cash equivalents and short-term investments of $134.2 million. We generally hold our cash for immediate operating needs in non-interest bearing checking accounts and the majority of the remaining cash and cash equivalents are held in interest bearing money market funds. Due to the nature of our cash, cash equivalents and short-term investments, we would expect a hypothetical 100 basis point increase or decrease in interest rates to result in an approximate increase or decrease of $0.8 million in our cash, cash equivalents and short-term investments. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.
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
Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, Euros, and British pounds, depending on the currency selection of the seller. Our cost of revenue and operating expenses are primarily denominated in U.S. dollars. As our online marketplace continues to grow globally, our results of operations and cash flows may be subject to fluctuations due to the change in foreign exchange rates. To date, fluctuations due to changes in the Euro and British pound have not been significant, but we may experience material foreign exchange gains and losses in our statement of operations in the future. As of March 31, 2024, we would expect an adverse 10% change in current exchange rates to result in no more than a $0.8 million decrease in net revenue for the three months ended March 31, 2024.
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated by requiring upfront payment for many of our services and due to our diverse customer base, dispersed over various geographic regions and industrial sectors. For the three months ended March 31, 2024 and 2023, no single customer accounted for more than 10% of our net revenue. We maintain provisions for potential credit losses and such losses to date have been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of certain risks that affect our business, refer to the section entitled “Risk Factors” in our 2023 Annual Report on Form 10-K. There have been no material changes to the risk factors disclosed in our 2023 Form 10-K.
The risks described in our 2023 Form 10-K are not the only risks we face. We describe in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Quarterly Report on Form 10-Q certain known trends and uncertainties that affect our business. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition.
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
During the three months ended March 31, 2024, 552,885 shares of our common stock were purchased for a total cost of $2.9 million and approximately $13.6 million remains available for future purchases.
The following table presents details of our monthly share repurchases for the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)
January 1, 2024 - January 31, 2024	169,840	$4.91	169,840	$15,670
February 1, 2024 - February 29, 2024	136,558	$4.78	136,558	$15,017
March 1, 2024 - March 31 2024	246,487	$5.79	246,487	$13,589
Total	552,885		552,885
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

1STDIBS.COM, INC.

/s/ Thomas Etergino
Date: May 9, 2024	Thomas Etergino Chief Financial Officer (Principal Financial Officer)