Form 10-Q
period 2024-06-30
1stdibs.com, Inc.
filed 2024-08-07
CIK 1600641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of July 31, 2024, the registrant had 39,693,138 shares of common stock, $0.01 par value per share outstanding, net of treasury stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts, including statements regarding our future results of operations and financial position, business strategy and plans, objectives of management for future operations, long term operating expenses, and expectations for capital requirements, may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•our future financial performance, including our expectations regarding our net revenue, cost of revenue, operating expenses, and our ability to achieve and maintain future profitability, in particular with respect to the impacts of inflation, macroeconomic uncertainty, and geopolitical instability;
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
•potential changes in laws and regulations applicable to us or our sellers, or our sellers’ ability to comply therewith; and
•the amount of time for which we expect our cash, cash equivalents, and short-term investment balances and other available financial resources to be sufficient to fund our operations.

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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
1STDIBS.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$23,807	$37,395
Short-term investments	86,825	101,926
Accounts receivable, net of allowance for doubtful accounts of $154 and $188 at June 30, 2024 and December 31, 2023, respectively	681	643
Prepaid expenses	3,766	3,032
Receivables from payment processors	3,303	2,670
Other current assets	2,661	2,214
Total current assets	121,043	147,880
Restricted cash, non-current	3,620	3,580
Property and equipment, net	3,987	3,384
Operating lease right-of-use assets	21,481	19,655
Goodwill	4,242	4,116
Other assets	3,209	2,200
Total assets	$157,582	$180,815
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,255	$3,580
Payables due to sellers	8,134	6,521
Accrued expenses	9,439	10,883
Operating lease liabilities, current	3,932	3,107
Other current liabilities	3,332	3,618
Total current liabilities	27,092	27,709
Operating lease liabilities, non-current	20,079	18,812
Other liabilities	25	6
Total liabilities	47,196	46,527
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; zero shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 41,619,773 and 40,738,619 shares issued as of June 30, 2024 and December 31, 2023, respectively; and 36,693,138 and 39,915,136 outstanding as of June 30, 2024 and December 31, 2023, respectively	416	407
Treasury stock, at cost; 4,926,635 and 823,483 shares as of June 30, 2024 and December 31, 2023, respectively	(25,373)	(3,496)
Additional paid-in capital	457,274	451,282
Accumulated deficit	(321,459)	(313,719)
Accumulated other comprehensive loss	(472)	(186)
Total stockholders’ equity	110,386	134,288
Total liabilities and stockholders’ equity	$157,582	$180,815
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$22,235	$20,921	$44,297	$43,099
Cost of revenue	6,290	6,327	12,366	13,634
Gross profit	15,945	14,594	31,931	29,465
Operating expenses:
Sales and marketing	9,265	9,791	18,434	19,596
Technology development	5,470	6,889	10,215	12,684
General and administrative	6,882	7,463	13,892	15,551
Provision for transaction losses	822	888	1,236	2,252
Total operating expenses	22,439	25,031	43,777	50,083
Loss from operations	(6,494)	(10,437)	(11,846)	(20,618)
Other income, net:
Interest income	1,646	1,645	3,338	3,176
Other, net	415	472	772	989
Total other income, net	2,061	2,117	4,110	4,165
Net loss before income taxes	(4,433)	(8,320)	(7,736)	(16,453)
Provision for income taxes	(4)	—	(4)	—
Net loss	$(4,437)	$(8,320)	(7,740)	(16,453)
Net loss per share—basic and diluted	$(0.12)	$(0.21)	$(0.20)	$(0.42)
Weighted average common shares outstanding—basic and diluted	38,517,785	39,642,725	39,131,456	39,487,496
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(4,437)	$(8,320)	$(7,740)	$(16,453)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax of $0 for each of the three and six months ended June 30, 2024 and 2023	(7)	24	(23)	43
Unrealized losses on short-term investments, net of tax of $0 for each of the three and six months ended June 30, 2024 and 2023	(71)	(85)	(263)	(120)
Comprehensive loss	$(4,515)	$(8,381)	$(8,026)	$(16,530)
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2024	39,732,251	$411	$454,432	$(317,022)	$(394)	$(6,411)	$131,016
Issuance of common stock for exercise of stock options	21,588	—	83	—	—	—	83
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	489,566	5	(1,307)	—	—	—	(1,302)
Stock-based compensation	—	—	4,066	—	—	—	4,066
Repurchase of common stock	(3,550,267)	—	—	—	—	(18,962)	(18,962)
Other comprehensive loss	—	—	—	—	(78)	—	(78)
Net loss	—	—	—	(4,437)	—	—	(4,437)
Balances as of June 30, 2024	36,693,138	$416	$457,274	$(321,459)	$(472)	$(25,373)	$110,386

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2023	39,915,136	$407	$451,282	$(313,719)	$(186)	$(3,496)	$134,288
Issuance of common stock for exercise of stock options	193,862	2	784	—	—	—	786
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	687,292	7	(1,980)	—	—	—	(1,973)
Stock-based compensation	—	—	7,188	—	—	—	7,188
Repurchase of common stock	(4,103,152)	—	—	—	—	(21,877)	(21,877)
Other comprehensive loss	—	—	—	—	(286)	—	(286)
Net loss	—	—	—	(7,740)	—	—	(7,740)
Balances as of June 30, 2024	36,693,138	$416	$457,274	$(321,459)	$(472)	$(25,373)	$110,386

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2023	39,509,346	$395	$442,170	$(299,153)	$(372)	$—	$143,040
Issuance of common stock for exercise of stock options	1,000	—	4	—	—	—	4
Vested restricted stock units converted to common shares	526,672	5	(5)	—	—	—	—
Stock-based compensation	—	—	3,311	—	—	—	3,311
Other comprehensive loss	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	(8,320)	—	—	(8,320)
Balances as of June 30, 2023	40,037,018	$400	$445,480	$(307,473)	$(433)	$—	$137,974

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2022	39,260,193	$393	$439,005	$(291,020)	$(356)	$—	$148,022
Issuance of common stock for exercise of stock options	8,978	—	35	—	—	—	35
Vested restricted stock units converted to common shares	767,847	7	(7)	—	—	—	—
Stock-based compensation	—	—	6,447	—	—	—	6,447
Other comprehensive loss	—	—	—	—	(77)	—	(77)
Net loss	—	—	—	(16,453)	—	—	(16,453)
Balances as of June 30, 2023	40,037,018	$400	$445,480	$(307,473)	$(433)	$—	$137,974
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,740)	$(16,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	932	1,366
Stock-based compensation expense	7,106	6,358
Provision for transaction losses, returns and refunds	625	549
Amortization of costs to obtain revenue contracts	160	162
Amortization of operating lease right-of-use assets	1,661	1,268
Accretion of discounts and amortization of premiums on short-term investments, net	(1,499)	(1,241)
Other, net	2	(219)
Changes in operating assets and liabilities:
Accounts receivable	(193)	46
Prepaid expenses and other current assets	(1,271)	(449)
Receivables from payment processors	(633)	155
Other assets	(1,181)	(172)
Accounts payable and accrued expenses	(3,601)	1,297
Payables due to sellers	1,611	(838)
Operating lease liabilities	(1,394)	(1,366)
Other current liabilities and other liabilities	(290)	269
Net cash used in operating activities	(5,705)	(9,268)
Cash flows from investing activities:
Maturities of short-term investments	49,177	11,000
Sales of short-term investments	18,667	—
Purchases of short-term investments	(51,507)	(110,411)
Development of internal-use software	(797)	(856)
Purchases of property and equipment	(554)	(25)
Other, net	297	—
Net cash provided by (used in) investing activities	15,283	(100,292)
Cash flows from financing activities:
Proceeds from exercise of stock options	786	35
Payments for repurchase of common stock	(21,877)	—
Payments for taxes related to net share settlement of stock-based compensation awards	(1,973)	—
Net cash (used in) provided by financing activities	(23,064)	35
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(62)	227
Net decrease in cash, cash equivalents, and restricted cash	(13,548)	(109,298)
Cash, cash equivalents, and restricted cash at beginning of the period	40,975	158,043
Cash, cash equivalents, and restricted cash at end of the period	$27,427	$48,745
Supplemental disclosure of non-cash activities:
Recording of right of use asset	$3,483	$—
Recording of lease liability	$(3,483)	$—
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
Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024.
The condensed consolidated balance sheet as of December 31, 2023, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2024.
There have been no material changes to the Company's significant accounting policies as described in the Form 10-K.
Restructuring Charges
In June 2023, the Company announced a workforce reduction designed to reduce operating costs and realign investment priorities involving the reduction of approximately 20% of the Company’s global workforce. As a result of the reduction, the Company incurred approximately $2.0 million in non-recurring restructuring charges in the three months ended June 30, 2023, consisting primarily of employee severance and benefits costs. As of June 30, 2024, all $2.0 million has been paid.
During the three months ended June 30, 2024, the Company incurred $0.4 million of additional employee severance and benefits costs which is anticipated to be paid over the next 12 months. The following table displays a rollforward of the charges and payments to the accrued balance as of June 30, 2024:

(in thousands)	Restructuring Charges
Balance, December 31, 2023	$396
Restructuring charges	372
Cash payments	(396)
Balance, June 30, 2024	$372

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The expense is included within the respective financial statement line items on the condensed consolidated statements of operations as shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$—	$135	$—	$135
Sales and marketing	—	789	—	789
Technology development	—	1,044	—	1,044
General and administrative	372	36	372	36
Total	$372	$2,004	$372	$2,004
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
Cash, Cash Equivalents, and Restricted Cash
The following represents the Company’s cash, cash equivalents, and restricted cash as of the periods presented:

(in thousands)	June 30, 2024	June 30, 2023
Cash and cash equivalents	$23,807	$45,410
Restricted cash, non-current	3,620	3,335
Total cash, cash equivalents, and restricted cash	$27,427	$48,745
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. As of June 30, 2024, the Company’s restricted cash relates to $3.6 million in Letters of Credit for its office leases in New York, New York. During the three and six months ended June 30, 2024, the Company purchased $8.9 million and $25.6 million of available-for-sale securities classified as cash equivalents, respectively. During the three and six months ended June 30, 2023, the Company purchased $19.9 million and $31.8 million of available-for-sale securities classified as cash equivalents, respectively. The carrying value of the restricted cash approximates fair value.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard will require all public entities, including those with a single reportable segment, to disclose significant segment expenses and other segment items on an annual and interim basis. The guidance requires a public entity to disclose the significant expense categories and amounts that are regularly provided to the chief operating decision-maker. This standard is effective for the Company’s annual report ending December 31, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance and while it only has one reportable segment, it does expect to enhance its current disclosures in the notes to the financial statements.
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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Short-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The table below segregates all assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$1,863	$—	$—	$1,863
Commercial paper	—	1,979	—	1,979
U.S. Treasury securities	—	2,196	—	2,196
Total cash equivalents	$1,863	$4,175	$—	$6,038
Short-term investments:
Commercial paper	$—	$6,151	$—	$6,151
Corporate notes	—	16,542	—	16,542
U.S. Treasury securities	—	10,705	—	10,705
U.S. Government agency securities	—	53,427	—	53,427
Total short-term investments	$—	$86,825	$—	$86,825

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$5,797	$—	$—	$5,797
U.S. Treasury securities	—	4,991	—	4,991
Total cash equivalents	$5,797	$4,991	$—	$10,788
Short-term investments:
Commercial paper	$—	$18,112	—	18,112
Corporate notes	—	7,641	—	7,641
U.S. Treasury securities	—	11,971	—	11,971
U.S. Government agency securities	—	64,202	—	64,202
Total short-term investments	$—	$101,926	$—	$101,926
There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2024 and 2023.
3. Revenue Recognition
The following table summarizes the Company’s net revenue by type of service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Seller marketplace services	$21,962	$20,761	$43,800	$42,772
Other services	273	160	497	327
Total net revenue	$22,235	$20,921	$44,297	$43,099
The Company generates net revenue from seller marketplace services and other services. Seller marketplace services primarily consist of marketplace transactions, subscriptions, and listing fees. Other services primarily consist of advertising revenues generated from displaying ads on the Company’s online marketplace.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2024, the Company recorded $0.4 million of costs to obtain revenue contracts, of which $0.2 million was included in other current assets, and $0.2 million was included in other assets. As of December 31, 2023, the Company recorded $0.5 million of costs to obtain revenue contracts, of which $0.3 million was included in other current assets, and $0.2 million was included in other assets. Amortization of costs to obtain revenue contracts totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2024 and 2023, respectively. The Company periodically reviews the costs to obtain revenue contracts to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these costs to obtain revenue contracts.
4. Short-Term Investments
The following table summarizes the estimated value of the Company’s short-term investments as of the periods presented:

	June 30, 2024
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$6,156	$—	$(5)	$6,151
Corporate notes	16,595	1	(54)	16,542
U.S. Treasury securities	10,733	—	(28)	10,705
U.S. Government agency securities	53,507	1	(81)	53,427
Total short-term investments	$86,991	$2	$(168)	$86,825

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$18,101	$14	$(3)	$18,112
Corporate notes	7,621	20	—	7,641
U.S. Treasury securities	11,975	2	(6)	11,971
U.S. Government agency securities	64,134	89	(21)	64,202
Total short-term investments	$101,831	$125	$(30)	$101,926
The Company recognized less than $0.1 million of realized losses related to sales of $18.7 million available-for-sale debt securities during the three and six months ended June 30, 2024. The Company evaluates securities for expected credit losses on a quarterly basis with consideration given to the financial condition and near-term prospects of the issuer, whether the Company intends to sell the securities, and whether it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis. The Company did not recognize any credit losses related to available-for-sale debt securities during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell these before recovery. There were no securities in a continuous unrealized loss position for 12 months or longer. As of June 30, 2024, the fair value of short-term investments by remaining contractual maturity consisted of the following:

(in thousands)	Fair Value
Remaining maturity date one year or less	$66,352
Remaining maturity date greater than one year	20,473
Total short-term investments	$86,825

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Property and Equipment, net
As of June 30, 2024 and December 31, 2023, property and equipment, net consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Internal-use software	$20,130	$19,541
Leasehold improvements	4,029	3,605
Furniture and fixtures	68	1,131
Computer equipment and software	550	919
Software in progress	853	569
Total property and equipment, gross	25,630	25,765
Less: Accumulated depreciation and amortization	(21,643)	(22,381)
Total property and equipment, net	$3,987	$3,384
As of June 30, 2024 and December 31, 2023, the net book value of internal-use software was $2.4 million and $2.7 million, respectively. Depreciation and amortization expense related to the Company’s property and equipment totaled $0.5 million and $0.9 million for the three and six months ended June 30, 2024 , respectively, which included amortization expense for internal-use software of $0.4 million and $0.8 million, respectively. Depreciation and amortization expense related to the Company’s property and equipment totaled $0.4 million and $1.4 million for the three and six ended June 30, 2023, respectively, which included amortization expense for internal-use software of $0.4 million and $1.3 million, respectively.
6. Accrued Expenses
As of June 30, 2024 and December 31, 2023, accrued expenses consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Shipping	$2,792	$2,934
Compensation & benefits	1,779	3,164
Sales & use taxes payable	1,298	1,534
Allowance for transaction losses	914	1,172
Payment processor fees	342	557
Allowance for e-commerce returns	404	401
Other	1,910	1,121
Total accrued expenses	$9,439	$10,883
7. Leases
The Company’s operating lease arrangements are principally for office spaces in New York City. As of June 30, 2024, the Company had $21.5 million of operating lease right-of-use assets, $3.9 million and $20.1 million of current and non-current operating lease liabilities, respectively, and no finance leases on its condensed consolidated balance sheet. These operating lease arrangements, included in the measurement of lease liabilities, had a weighted-average remaining lease term of 5.3 years, a weighted-average discount rate of 6.1%, and do not reflect options to extend or terminate its leases, as management does not consider the exercise of these options to be reasonably certain. As of December 31, 2023, the Company had $19.7 million of operating lease right-of-use assets, $3.1 million and $18.8 million of current and non-current operating lease liabilities, respectively, and no finance leases on its condensed consolidated balance sheet.
In August 2023, the Company entered into a sublease agreement as the sublessor for its office space in its former New York City headquarters (the “Sublease”). The Sublease commenced on October 1, 2023 for approximately 78% of the rentable square feet and expanded to 100% of the rentable square feet on January 15, 2024. The sublease ends on December 31, 2029, the expiration date of the Company’s former New York City headquarter’s lease, and contains an option for the lessee to terminate on the third anniversary of the commencement date. The Sublease contains a five month rent abatement provision, with an additional abatement against fixed rent for the sixth calendar month. In addition, the subtenant will be responsible for its proportionate share of certain defined expenses, including increases in taxes after the base year, as well as certain electric, heating, ventilation, and air conditioning charges. Sublease income is recognized as an offset to lease expense on a straight-line basis over the lease term and is included in general and administrative expenses on the Company’s condensed consolidated statement of operations.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
During the three and six months ended June 30, 2024, the Company paid $1.1 million and $2.1 million for amounts included in the measurement of lease liabilities, and $1.0 million and $2.0 million during the three and six months ended June 30, 2023, respectively. The Company did not enter into any new lease arrangements as a lessee during the three and six months ended June 30, 2024 and 2023.
The following table summarizes total lease expense, net for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease expense	$1,224	$966	$2,305	$1,988
Short-term lease expense	12	33	12	54
Variable lease expense	328	321	608	576
Total lease expense	1,564	1,320	2,925	2,618
Sublease income	(1,054)	—	(1,753)	—
Total lease expense, net	$510	$1,320	$1,172	$2,618
Operating lease expense is recognized on a straight-line basis over the term of the arrangement beginning on the lease commencement date for lease arrangements that have an initial term greater than 12 months and therefore are recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term for lease arrangements that have an initial term of 12 months or less and therefore are not recorded on the balance sheet. Variable lease expense is recognized as incurred and consists primarily of real estate taxes, utilities, and other office space related expenses. As of June 30, 2024, the total remaining operating lease payments included in the measurement of lease liabilities, and undiscounted remaining cash receipts from the Company’s Sublease was as follows (in thousands):

Fiscal Year Ending December 31,	Operating Lease Payments	Sublease Cash Receipts
2024 (remaining)	$(2,538)	$1,689
2025	(5,380)	3,435
2026	(5,263)	3,504
2027	(5,263)	3,574
2028	(5,263)	3,645
Thereafter	(4,292)	3,718
Total (payments) cash receipts	$(27,999)	$19,565
Less: imputed interest	3,988
Total lease liabilities	$(24,011)
8. Other Current Liabilities
As of June 30, 2024 and December 31, 2023, other current liabilities consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Sales and other non-income tax contingencies	$2,656	$2,462
Buyer deposits	283	377
Other	393	779
Total other current liabilities	$3,332	$3,618

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Equity
Preferred Stock
Effective June 14, 2021, in connection with the closing of the Company’s Initial Public Offering (“IPO”), the Company’s board of directors (“Board”) is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share, in one or more series. The Company's Board has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. As of June 30, 2024 and December 31, 2023, no shares of preferred stock were issued or outstanding.
Common Stock
As of June 30, 2024 and December 31, 2023, the Company had authorized 400,000,000 shares of voting common stock, $0.01 par value per share. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Board out of legally available funds. If there is a liquidation, dissolution, or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock. The rights, preferences, and privileges of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.
As of June 30, 2024 and December 31, 2023, the Company had reserved shares of common stock for issuance in connection with the following:

	June 30, 2024	December 31, 2023
Options to purchase common stock	3,577,716	3,831,710
Restricted stock units outstanding	5,336,839	3,400,489
Shares available for future grant under the 2021 Plan	2,186,896	3,119,122
Shares available for future grant under the ESPP	1,971,655	1,572,504
Total	13,073,106	11,923,825
Treasury Stock
As of June 30, 2024, the Company had 4,926,635 shares of treasury stock carried at its cost basis of $25.4 million. In June 2024, the Board authorized an increase to the Company’s Stock Repurchase Program to an aggregate repurchase amount of $25.5 million, and subsequently announced the completion of its repurchase plan. As of December 31, 2023, the Company had 823,483 shares of treasury stock carried at its cost basis of $3.5 million.
10. Stock-based compensation
2011 Option Plan
The Company adopted the 2011 Stock Option and Grant Plan (the “2011 Plan”) on September 2, 2011 and amended and restated the plan on December 14, 2011. The 2011 Plan provided for the Company to grant incentive stock options or non-qualified stock options, restricted stock awards, and other stock-based awards to its employees, directors, officers, outside advisors, and non-employee consultants. At the time of grant, the options issued to new employees pursuant to the 2011 Plan expire ten years from the date of grant and generally vest over four years, with 25% vesting on the first anniversary and the balance vesting ratably over the remaining 36 months. Options issued pursuant to the 2011 Plan expire ten years from the date of grant and generally vest ratably over 48 months.
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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2021 Stock Incentive Plan
In May 2021, the Company's Board adopted, and its stockholders approved, the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective upon the SEC declaring the Company’s IPO registration statement effective. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, restricted share awards, stock unit awards (“RSUs”), stock appreciation rights, cash-based awards, and performance-based stock awards, or collectively, stock awards. ISOs may be granted only to the Company’s employees, including officers, and the employees of its parent or subsidiaries. All other stock awards may be granted to the Company’s employees, officers, non-employee directors, consultants, and the employees and consultants of its parent, subsidiaries, and affiliates. Depending on the nature of the award granted, the vesting terms may differ. Generally for new hire awards, the requisite service period for RSUs to vest is over four years from the grant date, with 25% vesting on the first anniversary and the balance vesting ratably on a quarterly basis over the remaining vesting period. Generally, all additional RSUs vest ratably on a quarterly basis over three or four years beginning on the three month anniversary from the grant date. For RSU grants to members of our Board of Directors, initial awards vest ratably on an annual basis over three years, and over one year for our Board of Directors annual awards.
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
As of June 30, 2024, 2,186,896 shares were available for future grants of the Company’s common stock.
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2023:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	3,831,710	$6.97	5.8	$826
Granted	—	$—
Exercised	(193,862)	$4.05
Cancelled/Forfeited	(60,132)	$9.05
Outstanding as of June 30, 2024	3,577,716	$7.09	5.6	$477
Options exercisable as of June 30, 2024	2,910,287	$6.86	5.2	$477
Options vested and expected to vest as of June 30, 2024	3,577,716	$7.09	5.6	$477
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.
There were no stock options granted during the three and six months ended June 30, 2024 and 2023. The aggregate intrinsic value of stock options exercised was less than $0.1 million and $0.3 million during the three and six months ended June 30, 2024, and less than $0.1 million during each of the three and six months ended June 30, 2023, respectively. The total fair value of stock options vested was $1.0 million and $1.7 million during the three and six months ended June 30, 2024, and $1.2 million and $2.0 million during the three and six months ended June 30, 2023, respectively.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The stock options granted during the fiscal year ended December 31, 2021 included 615,997 stock options granted to executive officers that include a performance condition related to a sale event or initial public offering occurring before December 31, 2021 in addition to the standard service condition. These options will vest over four years, with approximately 21% vested on January 1, 2022, and the balance vesting ratably over the remaining 38 months. Stock-based compensation expense of $0.2 million and $0.3 million was recognized for options having a performance condition during the three and six months ended June 30, 2024 and 2023, respectively.
Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock units:

	Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023	3,400,489	$5.40
Granted	3,045,082	5.86
Vested	(1,051,764)	5.50
Cancelled	(56,968)	5.89
Outstanding as of June 30, 2024	5,336,839	$5.64
The estimated weighted-average grant date fair value of restricted stock units granted was $5.55 and $5.86 per share for the three and six months ended June 30, 2024, and $3.65 and $3.95 per share for the three and six months ended June 30, 2023, respectively. The total grant date fair value of restricted stock units vested was $3.9 million and $5.8 million for the three and six months ended June 30, 2024, and $3.1 million and $5.2 million for the three and six months ended June 30, 2023, respectively.
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
During regularly scheduled “offerings” under the ESPP, participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation, or such lower limit as may be determined by the Compensation Committee from time to time. Participants will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering. Participation in the ESPP will end automatically on termination of employment. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date, whichever is less. The fair market value of the Company’s common stock for this purpose will generally be the closing price on Nasdaq (or such other exchange as the Company’s common stock may be traded at the relevant time) for the date in question, or if such date is not a trading day, for the last trading day before the date in question. As of June 30, 2024, an initial offering period has not commenced, and for the three and six months ended June 30, 2024 and 2023, no shares of common stock were purchased under the ESPP.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-Based Compensation Expense
The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statements of operations:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$87	$88	$167	$237
Sales and marketing	980	742	1,711	1,449
Technology development	1,037	959	1,774	2,010
General and administrative	1,912	1,463	3,454	2,662
Total stock-based compensation expense	$4,016	$3,252	$7,106	$6,358
Stock-based compensation capitalized in connection with the Company’s internal-use software was less than $0.1 million for each of the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, total unrecognized compensation expense related to unvested stock-based awards was $32.2 million, which is expected to be recognized over a weighted-average period of 2.5 years.
11. Income Taxes
The income tax provision was immaterial for the three and six months ended June 30, 2024 and 2023 due to the net loss before income taxes incurred for the year ended December 31, 2023 and expected to be incurred for the year ending December 31, 2024, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets. There were no material liabilities for interest and penalties accrued as of June 30, 2024.
12. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net loss	$(4,437)	$(8,320)	$(7,740)	$(16,453)
Denominator:
Weighted average common shares outstanding—basic and diluted	38,517,785	39,642,725	39,131,456	39,487,496
Net loss per share—basic and diluted	$(0.12)	$(0.21)	$(0.20)	$(0.42)
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

	June 30,
	2024	2023
Options to purchase common stock	3,577,716	4,003,501
Restricted stock units	5,336,839	4,529,829
Total	8,914,555	8,533,330

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Commitments and Contingencies
Contractual Obligations
The Company has $31.8 million of non-cancelable contractual commitments as of June 30, 2024, primarily related to its operating lease agreements for both its current and former corporate headquarters in New York, NY, not including any offset for sublease income, as well as other software and support services. For those agreements with variable terms, the Company does not estimate what the total obligation may be beyond any minimum obligations. The following table represents the Company’s commitments under its purchase obligations as of June 30, 2024 (in thousands):

Fiscal Year Ending December 31,	Lease Obligations	Other Obligations	Total Obligations
2024 (remaining)	$2,538	$1,203	$3,741
2025	5,380	1,479	6,859
2026	5,263	861	6,124
2027	5,263	273	5,536
2028	5,263	19	5,282
Thereafter	4,292	—	4,292
Total	$27,999	$3,835	$31,834
Legal Proceedings
The Company is subject to various claims and contingencies, which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where the Company believes a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible. The Company does not believe that it is party to any pending legal proceedings that are likely to have a material effect on its business, financial condition, or results of operations.
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
1stDibs began in 2000 with the vision of bringing the magic of the Paris flea market online by creating a listings site for top vintage and antique furniture sellers. Soon thereafter, we moved our headquarters to New York City and focused primarily on adding U.S.-based sellers to our site. The quality of our initial seller base enabled us to build a reputation in the design industry as a trusted source for unique luxury design products. In over two decades of operating history, we have strengthened our brand and deepened our seller relationships. We launched our e-commerce platform in 2013 and transitioned to a full e-commerce marketplace model in 2016. Since inception we have expanded our offerings to other verticals such as home decor, jewelry, watches, art, and fashion. We provide our sellers, the vast majority of which are small businesses, access to a global community of buyers and a platform to facilitate e-commerce at scale. Our sellers use our platform to manage their inventory, build their digital marketing presence, and communicate and negotiate prices directly with buyers. We provide our buyers a trusted purchase experience with our user-friendly interface, dedicated specialist support, and 1stDibs Promise, our comprehensive buyer protection program. We operate an asset-light business model which allows us to scale in a capital efficient manner. While we enable shipping and fulfillment logistics, we do not take physical possession of the items sold on our online marketplace.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
GMV	$91,514	$89,864	$183,200	$186,922
Number of Orders	33,952	32,401	69,267	67,786
Active Buyers	61,155	64,984	61,155	64,984
Adjusted EBITDA (unaudited)	$(1,589)	$(4,579)	$(3,383)	$(9,833)
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
Components of Results of Operations
Net Revenue
Our net revenue consists principally of seller marketplace services. Seller marketplace services primarily consist of marketplace transactions, subscriptions, and listing fees. Marketplace transaction fees are collected when sellers pay us commissions ranging from 5% to 50% of GMV and processing fees, which are approximately 3% of the buyer’s total payment, net of expected refunds. If a seller accepts a return or refund of an on-platform purchase, the related commission and processing fees are refunded. Subscriptions provide access to our online marketplace, allowing sellers, who are our customers, to execute successful purchase transactions with buyers. We offer our sellers various subscription pricing tiers which allows them to choose the plan that best fits their business, with choices of a higher monthly subscription fee and lower commission rates or lower monthly subscription fee and higher commission rates. Additionally, some sellers have no monthly subscription fees and higher commission rates, however, we no longer offer this option to new sellers. Listing fee revenue is collected when sellers pay us for promoting certain products on their behalf and at their discretion through our online marketplace. Advertisements consist of impression-based ads displayed on our online marketplace on the seller’s behalf.

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
In certain transactions where our shipping services are elected by sellers, we facilitate shipping of items purchased from the seller to the buyer. The difference between the amount collected for shipping and the amount charged by the shipping carrier is included in cost of revenue in our consolidated statements of operations. We facilitate fulfillment and shipping, but do not take ownership of or manage inventory.
Gross Profit and Gross Margin
Gross profit is net revenue less cost of revenue, and gross margin is gross profit as a percentage of net revenue. Gross profit has been, and will continue to be, affected by various factors, including leveraging economies of scale, the costs associated with hosting our platform, the level of amortization of our internal-use software, the fluctuations in shipping costs including our ability to pass these costs on to buyers, and the extent to which we expand our operations. We expect that our gross margin will fluctuate from period to period depending on the interplay of these various factors.
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

Results of Operations
The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$22,235	$20,921	$44,297	$43,099
Cost of revenue	6,290	6,327	12,366	13,634
Gross profit	15,945	14,594	31,931	29,465
Operating expenses:
Sales and marketing	9,265	9,791	18,434	19,596
Technology development	5,470	6,889	10,215	12,684
General and administrative	6,882	7,463	13,892	15,551
Provision for transaction losses	822	888	1,236	2,252
Total operating expenses	22,439	25,031	43,777	50,083
Loss from operations	(6,494)	(10,437)	(11,846)	(20,618)
Other income, net:
Interest income	1,646	1,645	3,338	3,176
Other, net	415	472	772	989
Total other income, net	2,061	2,117	4,110	4,165
Net loss before income taxes	(4,433)	(8,320)	(7,736)	(16,453)
Provision for income taxes	(4)	—	(4)	—
Net loss	$(4,437)	$(8,320)	$(7,740)	$(16,453)
The following table summarizes our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	100%	100%	100%	100%
Cost of revenue	28	30	28	32
Gross profit	72	70	72	68
Operating expenses:
Sales and marketing	42	47	42	46
Technology development	24	33	23	29
General and administrative	31	36	31	36
Provision for transaction losses	4	4	3	5
Total operating expenses	101	120	99	116
Loss from operations	(29)	(50)	(27)	(48)
Other income, net:
Interest income	7	8	8	8
Other, net	2	2	2	2
Total other income, net	9	10	10	10
Net loss before income taxes	(20)	(40)	(17)	(38)
Provision for income taxes	—	—	—	—
Net loss	(20)%	(40)%	(17)%	(38)%
Comparison of the Three Months Ended June 30, 2024 and 2023
Net Revenue

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Net revenue	$22,235	$20,921	$1,314	6%

Net revenue was $22.2 million for the three months ended June 30, 2024, as compared to $20.9 million for the three months ended June 30, 2023. The increase of $1.3 million, or 6%, was primarily driven by an increase to GMV and various strategic initiatives we actioned to improve our take rates, including commission re-tiering.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 75% and 71% of our net revenue for the three months ended June 30, 2024 and 2023, respectively. Subscription fees accounted for 21% and 24% of our net revenue for the three months ended June 30, 2024 and 2023, respectively.
Cost of Revenue

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Cost of revenue	$6,290	$6,327	$(37)	(1)%
Cost of revenue was generally flat with $6.3 million for the three months ended June 30, 2024 and 2023. There was a $0.3 million decrease in salaries and benefits resulting from decreases in headcount, primarily related to our reduction in workforce in June 2023, which was partially offset by increases of $0.2 million in credit card processing fees and $0.1 million in consulting expenses.
Gross Profit and Gross Margin
Gross profit was $15.9 million and gross margin was 71.7% for the three months ended June 30, 2024, as compared to gross profit of $14.6 million and gross margin of 69.8% for the three months ended June 30, 2023. The increase in gross profit and gross margin for the three months ended June 30, 2024 was primarily driven by our cost savings initiatives in the second half of 2023 which contributed to a decrease in our cost of revenue, as well as our initiatives to improve our take rates and net revenue, as outlined above.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$9,265	$9,791	$(526)	(5)%
Sales and marketing expense was $9.3 million for the three months ended June 30, 2024, as compared to $9.8 million for the three months ended June 30, 2023. The decrease of $0.5 million, or 5%, was primarily driven by a $1.4 million decrease in salaries and benefits resulting from decreases in headcount, primarily related to our reduction in workforce in June 2023. These decreases were partially offset by a $1.0 million increase in performance-based marketing spend which contributed to an increase in GMV.
Technology Development

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Technology development	$5,470	$6,889	$(1,419)	(21)%
Technology development expense was $5.5 million for the three months ended June 30, 2024, as compared to $6.9 million for the three months ended June 30, 2023. The decrease of $1.4 million, or 21%, was primarily driven by a $1.5 million decrease in salaries and benefits resulting from decreases in headcount, primarily related to our reduction in workforce in June 2023.
General and Administrative

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
General and administrative	$6,882	$7,463	$(581)	(8)%
General and administrative expense was $6.9 million for the three months ended June 30, 2024, as compared to $7.5 million for the three months ended June 30, 2023. The decrease of $0.6 million, or 8%, was primarily driven by a $0.9 million decrease in lease expense, net, primarily due to sublease income related to our sublease for our old corporate headquarters signed in August 2023 and a $0.4 million decrease related to lower rates negotiated with vendors, including lower liability insurance expense. These decreases were partially offset by a $0.5 million increase in salaries and benefits and a $0.4 million increase in stock-based compensation expense, primarily due to our annual compensation increases and equity grants which occur annually in March.
Provision for Transaction Losses

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Provision for transaction losses	$822	$888	$(66)	(7)%
Provision for transaction losses was $0.8 million for the three months ended June 30, 2024, as compared to $0.9 million for the three months ended June 30, 2023. The decrease of $0.1 million, or 7%, was primarily driven by a decrease in damage claims as a result of new policies implemented by us and in partnership with our carriers.
Other Income, Net

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Total other income, net	$2,061	$2,117	$(56)	(3)%
Other income, net was $2.1 million for each of the three months ended June 30, 2024 and 2023 and was primarily due to interest income on our cash, cash equivalents, and short-term investments.
Comparison of the Six Months Ended June 30, 2024 and 2023
Net Revenue

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Net revenue	$44,297	$43,099	$1,198	3%
Net revenue was $44.3 million for the six months ended June 30, 2024, as compared to $43.1 million for the six months ended June 30, 2023. The increase of $1.2 million, or 3%, was primarily driven by various strategic initiatives we actioned to improve our take rates, including commission re-tiering.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 75% and 71% of our net revenue for the six months ended June 30, 2024 and 2023, respectively. Subscription fees accounted for 22% and 24% of our net revenue for the six months ended June 30, 2024 and 2023, respectively.
Cost of Revenue

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Cost of revenue	$12,366	$13,634	$(1,268)	(9)%
Cost of revenue was $12.4 million for the six months ended June 30, 2024, as compared to $13.6 million for the six months ended June 30, 2023. The decrease of $1.3 million, or 9%, was primarily driven by a $0.7 million decrease in salaries and benefits resulting from decreases in headcount from the prior period, primarily related to our reduction in workforce in June 2023, and a $0.4 million decrease in depreciation expense.
Gross Profit and Gross Margin
Gross profit was $31.9 million and gross margin was 72.1% for the six months ended June 30, 2024, as compared to gross profit of $29.5 million and gross margin of 68.4% for the six months ended June 30, 2023. The increase in gross profit and gross margin for the six months ended June 30, 2024 was primarily driven by our cost savings initiatives in the second half of 2023 which contributed to a decrease in our cost of revenue, as well as our initiatives to improve our take rates and net revenue, as outlined above.
Operating Expenses
Sales and Marketing

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$18,434	$19,596	$(1,162)	(6)%

Sales and marketing expense was $18.4 million for the six months ended June 30, 2024, as compared to $19.6 million for the six months ended June 30, 2023. The decrease of $1.2 million, or 6%, was primarily driven by a $2.1 million decrease in salaries and benefits resulting from decreases in headcount, primarily related to our reduction in workforce in June 2023. These decreases were partially offset by a $1.2 million increase in performance-based marketing spend which contributed to an increase in GMV.
Technology Development

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Technology development	$10,215	$12,684	$(2,469)	(19)%
Technology development expense was $10.2 million for the six months ended June 30, 2024, as compared to $12.7 million for the six months ended June 30, 2023. The decrease of $2.5 million, or 19%, was primarily driven by a $2.3 million decrease in salaries and benefits resulting from decreases in headcount, primarily related to our reduction in workforce in June 2023.
General and Administrative

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
General and administrative	$13,892	$15,551	$(1,659)	(11)%
General and administrative expense was $13.9 million for the six months ended June 30, 2024, as compared to $15.6 million for the six months ended June 30, 2023. The decrease of $1.7 million, or 11%, was primarily driven by a $1.4 million decrease in lease expense, net, primarily due to sublease income related to our sublease for our old corporate headquarters signed in August 2023, a $1.0 million decrease related to lower rates negotiated with vendors, including lower liability insurance expense, and a $0.9 million decrease in professional fees due to expenses incurred in the six months ended June 30, 2023 related to strategic alternative expenses. These decreases were partially offset by a $0.8 million increase in stock-based compensation expense and a $0.8 million increase in salaries and benefits, primarily due to our annual compensation increases and equity grants which occur annually in March.
Provision for Transaction Losses

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Provision for transaction losses	$1,236	$2,252	$(1,016)	(45)%
Provision for transaction losses was $1.2 million for the six months ended June 30, 2024, as compared to $2.3 million for the six months ended June 30, 2023. The decrease of $1.0 million, or 45%, was primarily driven by a decrease in damage claims as a result of new policies implemented by us and in partnership with our carriers.
Other Income, Net

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Total other income, net	$4,110	$4,165	$(55)	(1)%
Other income, net was $4.1 million for the six months ended June 30, 2024, as compared to $4.2 million for the six months ended June 30, 2023 and was due primarily to interest income on our cash, cash equivalents, and short-term investments.
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
•The exclusion of other income, net, which includes interest income related to our cash, cash equivalents and short-term investments and realized and unrealized gains and losses on foreign currency exchange; and
•The exclusion of strategic alternative expenses in connection with capital return strategies, buy- and sell-side mergers, acquisitions and partnerships which include integration costs, sale of a business or subsidiary, business optimization costs related to revisions of operational objectives and priorities which include restructuring charges, in all cases outside the ordinary course.
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
We define Adjusted EBITDA as our net loss, excluding: (1) depreciation and amortization; (2) stock-based compensation expense; (3) other income, net; (4) provision for income taxes; and (5) strategic alternative expenses. The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(4,437)	$(8,320)	$(7,740)	$(16,453)
Depreciation and amortization	470	427	932	1,366
Stock-based compensation expense	4,016	3,252	7,106	6,358
Other income, net	(2,061)	(2,117)	(4,110)	(4,165)
Provision for income taxes	4	—	4	—
Strategic alternative expenses	419	2,179	425	3,061
Adjusted EBITDA	$(1,589)	$(4,579)	$(3,383)	$(9,833)
Liquidity and Capital Resources
As of June 30, 2024, we had cash, cash equivalents and short-term investments of $110.6 million and an accumulated deficit of $321.5 million. Net cash used in operating activities was $5.7 million during the six months ended June 30, 2024. We expect operating losses and negative cash flows from operations to continue in the foreseeable future as we continue to strategically invest in growth activities. Our principal use of cash is to fund our operations including platform development to support our strategic initiatives.
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
Stock Repurchase Program
In August 2023, the Board of Directors authorized a Stock Repurchase Program to repurchase up to an aggregate of $20.0 million of our common stock. In June 2024, the Board authorized an increase to our Stock Repurchase Program to an aggregate authorized repurchase amount of $25.5 million. During the six months ended June 30, 2024, 4.1 million shares of our common stock were purchased for a total cost of $21.9 million. On June 10, 2024, we announced the completion of our Stock Repurchase Program.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash (used in) operating activities	$(5,705)	$(9,268)
Net cash provided by (used in) investing activities	15,283	(100,292)
Net cash (used in) provided by financing activities	(23,064)	35
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(62)	227
Net decrease in cash, cash equivalents, and restricted cash	$(13,548)	$(109,298)
Cash Flows from Operating Activities
Net cash used in operating activities was $5.7 million for the six months ended June 30, 2024, and was driven primarily by a $3.6 million change in accounts payable and accrued expenses due to timing of payments and invoices, including our annual bonuses which were paid in March 2024 and a $1.4 million change in operating lease liabilities due to the continued lease payments on our previous and current NYC headquarters, partially offset by our sublease income.
Net cash used in operating activities was $9.3 million for the six months ended June 30, 2023, and was driven primarily by net revenue decreasing at a faster pace than operating expenses. Our changes in operating assets and liabilities were impacted by a negative change in operating lease liabilities of $1.4 million due to the continued lease payments on our previous NYC headquarters, partially offset by a positive change in accounts payable and accrued expenses of $1.3 million due to the timing of invoices and payments.
Cash Flows from Investing Activities
Net cash provided by investing activities was $15.3 million for the six months ended June 30, 2024, and was driven primarily by $67.8 million maturities and sales of short-term investments, partially offset by $51.5 million purchases of short-term investments.
Net cash used in investing activities was $100.3 million for the six months ended June 30, 2023, and was driven primarily by $110.4 million purchases of short-term investments, partially offset by $11.0 million maturities of short-term investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $23.1 million for the six months ended June 30, 2024, and was driven primarily by $21.9 million in purchases of our common stock as part of our Stock Repurchase Program and $2.0 million of payments for taxes related to net share settlements of stock-based compensation awards, partially offset by $0.8 million in proceeds from the exercise of stock options.
Net cash provided by financing activities for the six months ended June 30, 2023, was less than $0.1 million and related to proceeds from the exercise of stock options.
Contractual Obligations
As of June 30, 2024, there were no material changes in commitments under contractual obligations compared to the contractual obligations disclosed in our Form 10-K.

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
Interest Rate Sensitivity
Interest rate risk relates to the loss we could incur in our cash portfolios due to a change in interest rates. As of June 30, 2024, we had cash, cash equivalents and short-term investments of $110.6 million. Our cash and cash equivalents consist primarily of demand and money market accounts, as well as available-for-sale debt securities with an original maturity of 90 days or less. Our short-term investments consist primarily of U.S. Government agency and Treasury securities, as well as commercial paper and corporate notes which have an original maturity greater than 90 days and less than one year. Due to the nature of our cash, cash equivalents and short-term investments, we would expect a hypothetical 100 basis point increase or decrease in interest rates to result in an approximate increase or decrease of $0.7 million in our cash, cash equivalents and short-term investments. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.
Our principal use of cash, cash equivalents and short-term investments is to fund our operations including platform development to support our strategic initiatives. The remainder of cash, cash equivalents and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, Euros, and British pounds, depending on the currency selection of the seller. Our cost of revenue and operating expenses are primarily denominated in U.S. dollars. As our online marketplace continues to grow globally, our results of operations and cash flows may be subject to fluctuations due to the change in foreign exchange rates. To date, fluctuations due to changes in the Euro and British pound have not been significant, but we may experience material foreign exchange gains and losses in our statement of operations in the future. As of June 30, 2024, we would expect an adverse 10% change in current exchange rates to result in no more than a $1.6 million decrease in net revenue for the six months ended June 30, 2024.

Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated by requiring upfront payment for many of our services and due to our diverse customer base, dispersed over various geographic regions and industrial sectors. For the three and six months ended June 30, 2024 and 2023, no single customer accounted for more than 10% of our net revenue. We maintain provisions for potential credit losses and such losses to date have been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
In August 2023, the Company’s Board of Directors authorized the Company to repurchase up to an aggregate of $20.0 million of its common stock (“Stock Repurchase Program”). In June 2024, the Board authorized an increase to our Stock Repurchase Program to an aggregate authorized repurchase amount of $25.5 million. During the three months ended June 30, 2024, 3,550,267 shares of our common stock were purchased for a total cost of $19.0 million. On June 10, 2024, we announced the completion of our Stock Repurchase Program.
The following table presents details of our monthly share repurchases for the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands) (c)
April 1, 2024 - April 30, 2024	365,607	$5.55	365,607	$11,560
May 1, 2024 - May 30, 2024	199,505	$5.81	199,505	$10,401
June 1, 2024 - June 30 2024	2,985,155	$5.23	2,985,155	$—
Total	3,550,267		3,550,267
(a) Average price per share includes broker commissions.
(b) On August 4, 2023, the Board of Directors authorized a Stock Repurchase Program to repurchase up to an aggregate of $20.0 million of our common stock. On June 3, 2024 the Board of Directors authorized an increase of $5.5 million to the Stock Repurchase Program.
(c) On June 10, 2024 the Company announced the completion of the Stock Repurchase Program.
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

Item 5. Other Information
(c) Adoption or Termination of Insider Trading Arrangements
On May 13, 2024, Thomas Etergino, our Chief Financial Officer, entered into a 10b5-1 trading plan during an open insider trading window, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions for trades over a period of time from October 8, 2024 until July 31, 2025 or such earlier time as when 22,000 shares of the Company’s common stock are sold.
On June 13, 2024, Matthew Rubinger, our Chief Commercial Officer, entered into a 10b5-1 trading plan during an open insider trading window, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions for trades over a period of time from December 18, 2024 until December 17, 2025 or such earlier time as when 84,784 shares of the Company’s common stock are sold.
No other director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K, during the quarter ended June 30, 2024.
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
10.1
Stock Repurchase Agreement, dated as of June 3, 2024, by and between 1stdibs.com, Inc., Insight Venture
Partners IX, L.P., Insight Venture Partners (Cayman) IX, L.P., Insight Venture Partners (Delaware) IX, L.P.,
and Insight Venture Partners IX (Co-Investors), L.P. incorporated by reference from Exhibit 10.1 to the
Registrant’s Current Report on Form 8-K filed June 6, 2024).

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

1STDIBS.COM, INC.

/s/ Thomas Etergino
Date: August 7, 2024	Thomas Etergino Chief Financial Officer (Principal Financial Officer)