Form 10-Q
period 2024-09-30
1stdibs.com, Inc.
filed 2024-11-08
CIK 1600641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of October 31, 2024, the registrant had 36,513,040 shares of common stock, $0.01 par value per share outstanding, net of treasury stock.

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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
1STDIBS.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$22,018	$37,395
Short-term investments	87,343	101,926
Accounts receivable, net of allowance for doubtful accounts of $158 and $188 at September 30, 2024 and December 31, 2023, respectively	639	643
Prepaid expenses	3,197	3,032
Receivables from payment processors	3,277	2,670
Other current assets	2,565	2,214
Total current assets	119,039	147,880
Restricted cash, non-current	3,641	3,580
Property and equipment, net	3,841	3,384
Operating lease right-of-use assets	20,621	19,655
Goodwill	4,296	4,116
Other assets	2,982	2,200
Total assets	$154,420	$180,815
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,044	$3,580
Payables due to sellers	9,176	6,521
Accrued expenses	10,865	10,883
Operating lease liabilities, current	4,219	3,107
Other current liabilities	1,836	3,618
Total current liabilities	28,140	27,709
Operating lease liabilities, non-current	19,021	18,812
Other liabilities	25	6
Total liabilities	47,186	46,527
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; zero shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 41,946,556 and 40,738,619 shares issued as of September 30, 2024 and December 31, 2023, respectively; and 36,827,986 and 39,915,136 outstanding as of September 30, 2024 and December 31, 2023, respectively	419	407
Treasury stock, at cost; 5,118,570 and 823,483 shares as of September 30, 2024 and December 31, 2023, respectively	(26,289)	(3,496)
Additional paid-in capital	460,231	451,282
Accumulated deficit	(327,142)	(313,719)
Accumulated other comprehensive income (loss)	15	(186)
Total stockholders’ equity	107,234	134,288
Total liabilities and stockholders’ equity	$154,420	$180,815
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$21,190	$20,663	$65,487	$63,762
Cost of revenue	6,154	5,510	18,520	19,144
Gross profit	15,036	15,153	46,967	44,618
Operating expenses:
Sales and marketing	9,146	8,411	27,580	28,007
Technology development	5,471	4,515	15,686	17,199
General and administrative	6,864	6,772	20,756	22,323
Provision for transaction losses	947	688	2,183	2,940
Total operating expenses	22,428	20,386	66,205	70,469
Loss from operations	(7,392)	(5,233)	(19,238)	(25,851)
Other income, net:
Interest income	1,357	1,757	4,695	4,933
Other, net	356	171	1,128	1,160
Total other income, net	1,713	1,928	5,823	6,093
Net loss before income taxes	(5,679)	(3,305)	(13,415)	(19,758)
Provision for income taxes	(4)	—	(8)	—
Net loss	$(5,683)	$(3,305)	$(13,423)	$(19,758)
Net loss per share—basic and diluted	$(0.15)	$(0.08)	$(0.35)	$(0.50)
Weighted average common shares outstanding—basic and diluted	36,719,249	39,962,932	38,321,518	39,647,716
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(5,683)	$(3,305)	$(13,423)	$(19,758)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax of $0 for each of the three and nine months ended September 30, 2024 and 2023	91	(34)	68	9
Unrealized gains (losses) on short-term investments, net of tax of $0 for each of the three and nine months ended September 30, 2024 and 2023	396	(12)	133	(132)
Comprehensive loss	$(5,196)	$(3,351)	$(13,222)	$(19,881)
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2024	36,693,138	$416	$457,274	$(321,459)	$(472)	$(25,373)	$110,386
Issuance of common stock for exercise of stock options	7,917	—	31	—	—	—	31
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	318,866	3	(1,008)	—	—	—	(1,005)
Stock-based compensation	—	—	3,934	—	—	—	3,934
Repurchase of common stock	(191,935)	—	—	—	—	(916)	(916)
Other comprehensive income	—	—	—	—	487	—	487
Net loss	—	—	—	(5,683)	—	—	(5,683)
Balances as of September 30, 2024	36,827,986	$419	$460,231	$(327,142)	$15	$(26,289)	$107,234

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2023	39,915,136	$407	$451,282	$(313,719)	$(186)	$(3,496)	$134,288
Issuance of common stock for exercise of stock options	201,779	2	815	—	—	—	817
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	1,006,158	10	(2,988)	—	—	—	(2,978)
Stock-based compensation	—	—	11,122	—	—	—	11,122
Repurchase of common stock	(4,295,087)	—	—	—	—	(22,793)	(22,793)
Other comprehensive income	—	—	—	—	201	—	201
Net loss	—	—	—	(13,423)	—	—	(13,423)
Balances as of September 30, 2024	36,827,986	$419	$460,231	$(327,142)	$15	$(26,289)	$107,234

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2023	40,037,018	$400	$445,480	$(307,473)	$(433)	$—	$137,974
Issuance of common stock for exercise of stock options	11,000	—	43	—	—	—	43
Vested restricted stock units converted to common shares	338,357	3	(3)	—	—	—	—
Stock-based compensation	—	—	3,024	—	—	—	3,024
Repurchase of common stock	(334,959)	—	—	—	—	(1,377)	(1,377)
Other comprehensive loss	—	—	—	—	(46)	—	(46)
Net loss	—	—	—	(3,305)	—	—	(3,305)
Balances as of September 30, 2023	40,051,416	$403	$448,544	$(310,778)	$(479)	$(1,377)	$136,313

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2022	39,260,193	$393	$439,005	$(291,020)	$(356)	$—	$148,022
Issuance of common stock for exercise of stock options	19,978	—	78	—	—	—	78
Vested restricted stock units converted to common shares	1,106,204	10	(10)	—	—	—	—
Stock-based compensation	—	—	9,471	—	—	—	9,471
Repurchase of common stock	(334,959)	—	—	—	—	(1,377)	(1,377)
Other comprehensive loss	—	—	—	—	(123)	—	(123)
Net loss	—	—	—	(19,758)	—	—	(19,758)
Balances as of September 30, 2023	40,051,416	$403	$448,544	$(310,778)	$(479)	$(1,377)	$136,313
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,423)	$(19,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,439	1,815
Stock-based compensation expense	11,008	9,340
Provision for transaction losses, returns and refunds	984	703
Amortization of costs to obtain revenue contracts	239	242
Amortization of operating lease right-of-use assets	2,535	1,917
Accretion of discounts and amortization of premiums on short-term investments, net	(1,972)	(2,366)
Other, net	(244)	(45)
Changes in operating assets and liabilities:
Accounts receivable	(306)	40
Prepaid expenses and other current assets	(925)	415
Receivables from payment processors	(607)	(999)
Other assets	(895)	(1,215)
Accounts payable and accrued expenses	(2,194)	(210)
Payables due to sellers	2,654	606
Operating lease liabilities	(2,177)	(2,063)
Other current liabilities and other liabilities	(1,824)	103
Net cash used in operating activities	(5,708)	(11,475)
Cash flows from investing activities:
Maturities of short-term investments	66,887	58,153
Sales of short-term investments	18,667	—
Purchases of short-term investments	(68,868)	(166,471)
Development of internal-use software	(1,076)	(1,215)
Purchases of property and equipment	(595)	(67)
Other, net	310	—
Net cash provided by (used in) investing activities	15,325	(109,600)
Cash flows from financing activities:
Proceeds from exercise of stock options	817	78
Payments for repurchase of common stock	(22,754)	(1,312)
Payments for taxes related to net share settlement of stock-based compensation awards	(3,218)	—
Net cash used in financing activities	(25,155)	(1,234)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	222	44
Net decrease in cash, cash equivalents, and restricted cash	(15,316)	(122,265)
Cash, cash equivalents, and restricted cash at beginning of the period	40,975	158,043
Cash, cash equivalents, and restricted cash at end of the period	$25,659	$35,778
Supplemental disclosure of non-cash activities:
Recording of right of use asset	$3,483	$—
Recording of lease liability	$(3,483)	$—
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
The consolidated balance sheet as of December 31, 2023, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2024.
There have been no material changes to the Company's significant accounting policies as described in the Form 10-K.
Restructuring Charges
In June 2023, the Company announced a workforce reduction designed to reduce operating costs and realign investment priorities involving the reduction of approximately 20% of the Company’s global workforce. As a result of the reduction, the Company incurred approximately $2.0 million in non-recurring restructuring charges in the nine months ended September 30, 2023, consisting primarily of employee severance and benefits costs. As of September 30, 2024, all $2.0 million has been paid.
During the nine months ended September 30, 2024, the Company incurred $0.4 million of additional employee severance and benefits costs which is anticipated to be paid over the next nine months. The following table displays a rollforward of the charges and payments to the accrued balance as of September 30, 2024:

(in thousands)	Restructuring Charges
Balance, December 31, 2023	$396
Restructuring charges	372
Cash payments	(466)
Balance, September 30, 2024	$302

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
There was no expense recorded in the three months ended September 30, 2024 or 2023. For the nine months ended September 30, 2024 and 2023 the expense is included within the respective financial statement line items on the condensed consolidated statements of operations as shown in the table below:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cost of revenue	$—	$135
Sales and marketing	—	789
Technology development	—	1,044
General and administrative	372	36
Total	$372	$2,004
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
Cash, Cash Equivalents, and Restricted Cash
The following represents the Company’s cash, cash equivalents, and restricted cash as of the periods presented:

(in thousands)	September 30, 2024	September 30, 2023
Cash and cash equivalents	$22,018	$32,442
Restricted cash, non-current	3,641	3,336
Total cash, cash equivalents, and restricted cash	$25,659	$35,778
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. As of September 30, 2024, the Company’s restricted cash relates to $3.6 million in Letters of Credit for its office leases in New York, New York. There were no available-for-sale securities that were classified as cash equivalents purchased during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company purchased $25.6 million of available-for-sale securities classified as cash equivalents. During the three and nine months ended September 30, 2023, the Company purchased $3.2 million and $34.9 million of available-for-sale securities classified as cash equivalents, respectively. The carrying value of the restricted cash approximates fair value.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard will require all public entities, including those with a single reportable segment, to disclose significant segment expenses and other segment items on an annual and interim basis. The guidance requires a public entity to disclose the significant expense categories and amounts that are regularly provided to the chief operating decision-maker. This standard is effective for the Company’s annual report ending December 31, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance and, while it has a single reportable segment, it expects to enhance its current disclosures in the notes to the financial statements.
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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Short-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The table below segregates all assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$5,183	$—	$—	$5,183
Total cash equivalents	$5,183	$—	$—	$5,183
Short-term investments:
Commercial paper	$—	$4,735	$—	$4,735
Corporate notes	—	24,619	—	24,619
U.S. Treasury securities	—	9,508	—	9,508
U.S. Government agency securities	—	48,481	—	48,481
Total short-term investments	$—	$87,343	$—	$87,343

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$5,797	$—	$—	$5,797
U.S. Treasury securities	—	4,991	—	4,991
Total cash equivalents	$5,797	$4,991	$—	$10,788
Short-term investments:
Commercial paper	$—	$18,112	—	18,112
Corporate notes	—	7,641	—	7,641
U.S. Treasury securities	—	11,971	—	11,971
U.S. Government agency securities	—	64,202	—	64,202
Total short-term investments	$—	$101,926	$—	$101,926
There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2024 and 2023.
3. Revenue Recognition
The following table summarizes the Company’s net revenue by type of service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Seller marketplace services	$20,943	$20,467	$64,743	$63,239
Other services	247	196	744	523
Total net revenue	$21,190	$20,663	$65,487	$63,762
The Company generates net revenue from seller marketplace services and other services. Seller marketplace services primarily consist of marketplace transactions, subscriptions, and listing fees. Other services consist of other charges to our sellers including advertising revenues generated from displaying ads on the Company’s online marketplace.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2024, the Company recorded $0.4 million of costs to obtain revenue contracts, of which $0.2 million was included in other current assets, and $0.2 million was included in other assets. As of December 31, 2023, the Company recorded $0.5 million of costs to obtain revenue contracts, of which $0.3 million was included in other current assets, and $0.2 million was included in other assets. Amortization of costs to obtain revenue contracts totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 2024 and 2023, respectively. The Company periodically reviews the costs to obtain revenue contracts to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these costs to obtain revenue contracts.
4. Short-Term Investments
The following table summarizes the estimated value of the Company’s short-term investments as of the periods presented:

	September 30, 2024
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$4,724	$11	$—	$4,735
Corporate notes	24,506	114	(1)	24,619
U.S. Treasury securities	9,494	14	—	9,508
U.S. Government agency securities	48,391	93	(3)	48,481
Total short-term investments	$87,115	$232	$(4)	$87,343

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$18,101	$14	$(3)	$18,112
Corporate notes	7,621	20	—	7,641
U.S. Treasury securities	11,975	2	(6)	11,971
U.S. Government agency securities	64,134	89	(21)	64,202
Total short-term investments	$101,831	$125	$(30)	$101,926
The Company recognized less than $0.1 million of realized losses related to sales of $18.7 million in available-for-sale debt securities during the nine months ended September 30, 2024. There were no realized gains or losses during the three months ended September 30, 2024. The Company evaluates securities for expected credit losses on a quarterly basis with consideration given to the financial condition and near-term prospects of the issuer, whether the Company intends to sell the securities, and whether it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis. The Company did not recognize any credit losses related to available-for-sale debt securities during the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024, the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell these before recovery. There were no securities in a continuous unrealized loss position for 12 months or longer. As of September 30, 2024, the fair value of short-term investments by remaining contractual maturity consisted of the following:

(in thousands)	Fair Value
Remaining maturity date one year or less	$67,100
Remaining maturity date greater than one year	20,243
Total short-term investments	$87,343

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Property and Equipment, net
As of September 30, 2024 and December 31, 2023, property and equipment, net consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Internal-use software	$20,475	$19,541
Leasehold improvements	4,029	3,605
Furniture and fixtures	68	1,131
Computer equipment and software	599	919
Software in progress	819	569
Total property and equipment, gross	25,990	25,765
Less: Accumulated depreciation and amortization	(22,149)	(22,381)
Total property and equipment, net	$3,841	$3,384
As of September 30, 2024 and December 31, 2023, the net book value of internal-use software was $2.3 million and $2.7 million, respectively. Depreciation and amortization expense related to the Company’s property and equipment totaled $0.5 million and $1.4 million for the three and nine months ended September 30, 2024, respectively, which included amortization expense for internal-use software of $0.4 million and $1.3 million, respectively. Depreciation and amortization expense related to the Company’s property and equipment totaled $0.4 million and $1.8 million for the three and nine ended September 30, 2023, respectively, which included amortization expense for internal-use software of $0.4 million and $1.7 million, respectively.
6. Accrued Expenses
As of September 30, 2024 and December 31, 2023, accrued expenses consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Shipping	$2,766	$2,934
Compensation & benefits	3,062	3,164
Sales & use taxes payable	1,437	1,534
Allowance for transaction losses	928	1,172
Payment processor fees	402	557
Allowance for e-commerce returns	381	401
Other	1,889	1,121
Total accrued expenses	$10,865	$10,883
7. Leases
The Company’s operating lease arrangements are principally for office spaces in New York City. As of September 30, 2024, the Company had $20.6 million of operating lease right-of-use assets, $4.2 million and $19.0 million of current and non-current operating lease liabilities, respectively, and no finance leases on its condensed consolidated balance sheet. These operating lease arrangements, included in the measurement of lease liabilities, had a weighted-average remaining lease term of 5.1 years, a weighted-average discount rate of 6.1%, and do not reflect options to extend or terminate its leases, as management does not consider the exercise of these options to be reasonably certain. As of December 31, 2023, the Company had $19.7 million of operating lease right-of-use assets, $3.1 million and $18.8 million of current and non-current operating lease liabilities, respectively, and no finance leases on its condensed consolidated balance sheet.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company paid $1.2 million and $3.3 million during the three and nine months ended September 30, 2024, respectively, and $1.0 million and $3.1 million during the three and nine months ended September 30, 2023, respectively, for amounts included in the measurement of lease liabilities. The Company did not enter into any new lease arrangements during the three and nine months ended September 30, 2024.
The following table summarizes total lease expense, net for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease expense	$1,226	$991	$3,603	$2,979
Short-term lease expense	53	33	71	87
Variable lease expense	326	196	1,019	772
Total lease expense	1,605	1,220	4,693	3,838
Sublease income	(878)	—	(2,721)	—
Total lease expense, net	$727	$1,220	$1,972	$3,838
Operating lease expense is recognized on a straight-line basis over the term of the arrangement beginning on the lease commencement date for lease arrangements that have an initial term greater than 12 months and therefore are recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term for lease arrangements that have an initial term of 12 months or less and therefore are not recorded on the balance sheet. Variable lease expense is recognized as incurred and consists primarily of real estate taxes, utilities, and other office space related expenses. As of September 30, 2024, the total remaining operating lease payments included in the measurement of lease liabilities, and undiscounted remaining cash receipts from the Company’s Sublease was as follows (in thousands):

Fiscal Year Ending December 31,	Operating Lease Payments	Sublease Cash Receipts
2024 (remaining)	$(1,335)	$845
2025	(5,387)	3,435
2026	(5,263)	3,504
2027	(5,263)	3,574
2028	(5,263)	3,645
Thereafter	(4,292)	3,718
Total (payments) cash receipts	$(26,803)	$18,721
Less: imputed interest	3,563
Total lease liabilities	$(23,240)

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Other Current Liabilities
As of September 30, 2024 and December 31, 2023, other current liabilities consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Sales and other non-income tax contingencies	$1,073	$2,462
Buyer deposits	235	377
Other	528	779
Total other current liabilities	$1,836	$3,618
9. Equity
Preferred Stock
Effective June 14, 2021, in connection with the closing of the Company’s Initial Public Offering (“IPO”), the Company’s board of directors (“Board”) is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share, in one or more series. The Company's Board has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. As of September 30, 2024 and December 31, 2023, no shares of preferred stock were issued or outstanding.
Common Stock
As of September 30, 2024 and December 31, 2023, the Company had authorized 400,000,000 shares of voting common stock, $0.01 par value per share. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Board out of legally available funds. If there is a liquidation, dissolution, or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock. The rights, preferences, and privileges of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.
As of September 30, 2024 and December 31, 2023, the Company had reserved shares of common stock for issuance in connection with the following:

	September 30, 2024	December 31, 2023
Options to purchase common stock	3,563,611	3,831,710
Restricted stock units outstanding	4,684,455	3,400,489
Shares available for future grant under the 2021 Plan	2,317,676	3,119,122
Shares available for future grant under the ESPP	1,971,655	1,572,504
Total	12,537,397	11,923,825
Treasury Stock
In August 2023, the Board of Directors authorized the Company to repurchase up to an aggregate of $20.0 million of its common stock (“2023 Stock Repurchase Program”). In June 2024, the Board of Directors authorized an increase to the Company’s 2023 Stock Repurchase Program to an aggregate repurchase amount of $25.5 million, and subsequently announced the completion of its 2023 Stock Repurchase Program. In August 2024, the Board of Directors authorized the Company to repurchase up to an aggregate of $10.0 million of its common stock (“2024 Stock Repurchase Program”).

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes total treasury stock purchased under each of the Company's programs as of the periods presented:

(in thousands except per share amounts)	September 30, 2024		December 31, 2023
	Shares	Cost Basis	Shares	Cost Basis
2023 Stock Repurchase Program	4,926,635	$25,373	823,483	$3,496
2024 Stock Repurchase Program	191,935	916	—	—
Total	5,118,570	$26,289	823,483	$3,496
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
As of September 30, 2024, 2,317,676 shares were available for future grants of the Company’s common stock.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2023:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	3,831,710	$6.97	5.8	$826
Granted	—	$—
Exercised	(201,779)	$4.05
Cancelled/Forfeited	(66,320)	$8.93
Outstanding as of September 30, 2024	3,563,611	$7.09	5.2	$408
Options exercisable as of September 30, 2024	3,027,637	$6.94	4.8	$408
Options vested and expected to vest as of September 30, 2024	3,563,611	$7.09	5.2	$408
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.
There were no stock options granted during the three and nine months ended September 30, 2024 and 2023. The aggregate intrinsic value of stock options exercised was less than $0.1 million and $0.3 million during the three and nine months ended September 30, 2024, and less than $0.1 million during each of the three and nine months ended September 30, 2023, respectively. The total fair value of stock options vested was $0.7 million and $2.3 million during the three and nine months ended September 30, 2024, and $0.7 million and $2.7 million during the three and nine months ended September 30, 2023, respectively.
The stock options granted during the fiscal year ended December 31, 2021 included 615,997 stock options granted to executive officers that include a performance condition related to a sale event or initial public offering occurring before December 31, 2021 in addition to the standard service condition. These options will vest over four years, with approximately 21% vested on January 1, 2022, and the balance vesting ratably over the remaining 38 months. Stock-based compensation expense of $0.2 million and $0.5 million was recognized for options having a performance condition during the three and nine months ended September 30, 2024 and 2023, respectively.
Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock units:

	Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023	3,400,489	$5.40
Granted	3,119,707	$5.84
Vested	(1,579,556)	$5.62
Cancelled	(256,185)	$5.68
Outstanding as of September 30, 2024	4,684,455	$5.60
The estimated weighted-average grant date fair value of restricted stock units granted was $4.76 and $5.84 per share for the three and nine months ended September 30, 2024, and $4.11 and $3.95 per share for the three and nine months ended September 30, 2023, respectively. The total grant date fair value of restricted stock units vested was $3.1 million and $8.9 million for the three and nine months ended September 30, 2024, and $2.0 million and $7.2 million for the three and nine months ended September 30, 2023, respectively.

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
During regularly scheduled “offerings” under the ESPP, participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation, or such lower limit as may be determined by the Compensation Committee from time to time. Participants will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering. Participation in the ESPP will end automatically on termination of employment. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date, whichever is less. The fair market value of the Company’s common stock for this purpose will generally be the closing price on Nasdaq (or such other exchange as the Company’s common stock may be traded at the relevant time) for the date in question, or if such date is not a trading day, for the last trading day before the date in question. As of September 30, 2024, an initial offering period has not commenced, and for the three and nine months ended September 30, 2024 and 2023, no shares of common stock were purchased under the ESPP.
Stock-Based Compensation Expense
The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statements of operations:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$86	$75	$253	$312
Sales and marketing	975	727	2,686	2,176
Technology development	1,050	792	2,824	2,802
General and administrative	1,791	1,388	5,245	4,050
Total stock-based compensation expense	$3,902	$2,982	$11,008	$9,340
Stock-based compensation capitalized in connection with the Company’s internal-use software was less than $0.1 million for each of the three months ended September 30, 2024 and 2023, and $0.1 million for each of the nine months ended September 30, 2024 and 2023. As of September 30, 2024, total unrecognized compensation expense related to unvested stock-based awards was $27.5 million, which is expected to be recognized over a weighted-average period of 2.3 years.
11. Income Taxes
The Company’s income tax provision was immaterial for the three and nine months ended September 30, 2024 and 2023 due to the net loss before income taxes incurred for the year ended December 31, 2023 and expected to be incurred for the year ending December 31, 2024, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets. There were no material liabilities for interest and penalties accrued as of September 30, 2024.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net loss	$(5,683)	$(3,305)	$(13,423)	$(19,758)
Denominator:
Weighted average common shares outstanding—basic and diluted	36,719,249	39,962,932	38,321,518	39,647,716
Net loss per share—basic and diluted	$(0.15)	$(0.08)	$(0.35)	$(0.50)
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

	September 30,
	2024	2023
Options to purchase common stock	3,563,611	3,930,336
Restricted stock units	4,684,455	4,116,974
Total	8,248,066	8,047,310
13. Commitments and Contingencies
Contractual Obligations
The Company has $30.1 million of non-cancelable contractual commitments as of September 30, 2024, primarily related to its operating lease agreements for both its current and former corporate headquarters in New York, NY, not including any offset for sublease income, as well as other software and support services. For those agreements with variable terms, the Company does not estimate what the total obligation may be beyond any minimum obligations. The following table represents the Company’s commitments under its purchase obligations as of September 30, 2024 (in thousands):

Fiscal Year Ending December 31,	Lease Obligations	Other Obligations	Total Obligations
2024 (remaining)	$1,335	$622	$1,957
2025	5,387	1,521	6,908
2026	5,263	888	6,151
2027	5,263	271	5,534
2028	5,263	19	5,282
Thereafter	4,292	—	4,292
Total	$26,803	$3,321	$30,124
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
GMV	$84,613	$88,983	$267,813	$275,905
Number of Orders	33,347	31,202	102,614	98,988
Active Buyers	62,527	63,227	62,527	63,227
Adjusted EBITDA (unaudited)	$(2,983)	$(1,802)	$(6,366)	$(11,635)
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

Results of Operations
The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$21,190	$20,663	$65,487	$63,762
Cost of revenue	6,154	5,510	18,520	19,144
Gross profit	15,036	15,153	46,967	44,618
Operating expenses:
Sales and marketing	9,146	8,411	27,580	28,007
Technology development	5,471	4,515	15,686	17,199
General and administrative	6,864	6,772	20,756	22,323
Provision for transaction losses	947	688	2,183	2,940
Total operating expenses	22,428	20,386	66,205	70,469
Loss from operations	(7,392)	(5,233)	(19,238)	(25,851)
Other income, net:
Interest income	1,357	1,757	4,695	4,933
Other, net	356	171	1,128	1,160
Total other income, net	1,713	1,928	5,823	6,093
Net loss before income taxes	(5,679)	(3,305)	(13,415)	(19,758)
Provision for income taxes	(4)	—	(8)	—
Net loss	$(5,683)	$(3,305)	$(13,423)	$(19,758)
The following table summarizes our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	100%	100%	100%	100%
Cost of revenue	29	27	28	30
Gross profit	71	73	72	70
Operating expenses:
Sales and marketing	44	41	42	44
Technology development	26	22	24	27
General and administrative	32	33	32	35
Provision for transaction losses	4	3	3	5
Total operating expenses	106	99	101	111
Loss from operations	(35)	(26)	(29)	(41)
Other income, net:
Interest income	6	9	7	8
Other, net	2	1	2	2
Total other income, net	8	10	9	10
Net loss before income taxes	(27)	(16)	(20)	(31)
Provision for income taxes	—	—	—	—
Net loss	(27)%	(16)%	(20)%	(31)%
Comparison of the Three Months Ended September 30, 2024 and 2023
Net Revenue

	Three Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Net revenue	$21,190	$20,663	$527	3%

Net revenue was $21.2 million for the three months ended September 30, 2024, as compared to $20.7 million for the three months ended September 30, 2023. The increase of $0.5 million, or 3%, was primarily driven by various strategic initiatives we actioned to improve our take rates, including commission re-tiering.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 74% and 71% of our net revenue for the three months ended September 30, 2024 and 2023, respectively. Subscription fees accounted for 22% and 24% of our net revenue for the three months ended September 30, 2024 and 2023, respectively.
Cost of Revenue

	Three Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Cost of revenue	$6,154	$5,510	$644	12%
Cost of revenue was $6.2 million for the three months ended September 30, 2024, as compared to $5.5 million for the three months ended September 30, 2023. The increase of $0.6 million, or 12%, was primarily driven by a $0.4 million increase in net shipping expenses and a $0.2 million increase in credit card processing fees.
Gross Profit and Gross Margin
Gross profit was $15.0 million and gross margin was 71.0% for the three months ended September 30, 2024, as compared to gross profit of $15.2 million and gross margin of 73.3% for the three months ended September 30, 2023. The decrease in gross profit and gross margin for the three months ended September 30, 2024 was primarily driven by cost of revenue increasing more than the increase in net revenue as outlined above.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$9,146	$8,411	$735	9%
Sales and marketing expense was $9.1 million for the three months ended September 30, 2024, as compared to $8.4 million for the three months ended September 30, 2023. The increase of $0.7 million, or 9%, was primarily driven by a $0.2 million increase in salaries and benefits and a $0.2 million increase in stock-based compensation expense resulting from our annual compensation increases in March. There was also a $0.2 million increase in general marketing spend, including performance marketing.
Technology Development

	Three Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Technology development	$5,471	$4,515	$956	21%
Technology development expense was $5.5 million for the three months ended September 30, 2024, as compared to $4.5 million for the three months ended September 30, 2023. The increase of $1.0 million, or 21%, was primarily driven by a $0.5 million increase in salaries and benefits and a $0.3 million increase in stock-based compensation expense resulting from our annual compensation increases in March.
General and Administrative

	Three Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
General and administrative	$6,864	$6,772	$92	1%
General and administrative expense was generally flat with $6.9 million for the three months ended September 30, 2024, as compared to $6.8 million for the three months ended September 30, 2023. There was a $0.4 million increase in stock based compensation expense relating to our annual compensation increases in March, and a $0.4 million increase in professional fees relating to additional consulting projects. These were partially offset by a $0.5 million decrease in lease expense, net, primarily due to sublease income related to our August 2023 sublease for our former New York City corporate headquarters.

Provision for Transaction Losses

	Three Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Provision for transaction losses	$947	$688	$259	38%
Provision for transaction losses was $0.9 million for the three months ended September 30, 2024, as compared to $0.7 million for the three months ended September 30, 2023. The increase of $0.3 million, or 38%, was primarily driven by an increase in bad debt.
Other Income, Net

	Three Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Total other income, net	$1,713	$1,928	$(215)	(11)%
Other income, net was $1.7 million for the three months ended September 30, 2024, as compared to $1.9 million for the three months ended September 30, 2023 and was primarily due to interest income on our cash, cash equivalents, and short-term investments. The decrease of $0.2 million, or 11%, was primarily driven by lower cash, cash equivalents, and short-term investments for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Net Revenue

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Net revenue	$65,487	$63,762	$1,725	3%
Net revenue was $65.5 million for the nine months ended September 30, 2024, as compared to $63.8 million for the nine months ended September 30, 2023. The increase of $1.7 million, or 3%, was primarily driven by various strategic initiatives we actioned to improve our take rates, including commission re-tiering.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 74% and 71% of our net revenue for the nine months ended September 30, 2024 and 2023, respectively. Subscription fees accounted for 22% and 24% of our net revenue for the nine months ended September 30, 2024 and 2023, respectively.
Cost of Revenue

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Cost of revenue	$18,520	$19,144	$(624)	(3)%
Cost of revenue was $18.5 million for the nine months ended September 30, 2024, as compared to $19.1 million for the nine months ended September 30, 2023. The decrease of $0.6 million, or 3%, was primarily driven by a $0.7 million decrease in salaries and benefits resulting from decreases in average headcount from the prior period, primarily related to our reduction in workforce in June 2023, partially offset by annual compensation increases in March.
Gross Profit and Gross Margin
Gross profit was $47.0 million and gross margin was 71.7% for the nine months ended September 30, 2024, as compared to gross profit of $44.6 million and gross margin of 70.0% for the nine months ended September 30, 2023. The increase in gross profit and gross margin for the nine months ended September 30, 2024 was primarily driven by our initiatives to improve our take rates and net revenue, as well as our cost savings initiatives in the second half of 2023 which contributed to a decrease in our cost of revenue, as outlined above.
Operating Expenses
Sales and Marketing

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$27,580	$28,007	$(427)	(2)%

Sales and marketing expense was $27.6 million for the nine months ended September 30, 2024, as compared to $28.0 million for the nine months ended September 30, 2023. The decrease of $0.4 million, or 2%, was primarily driven by a $1.9 million decrease in salaries and benefits resulting from decreases in headcount, primarily related to our reduction in workforce in June 2023, partially offset by annual compensation increases in March, and a $1.8 million increase in performance-based marketing spend which contributed to an increase in GMV during the first half of 2024.
Technology Development

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Technology development	$15,686	$17,199	$(1,513)	(9)%
Technology development expense was $15.7 million for the nine months ended September 30, 2024, as compared to $17.2 million for the nine months ended September 30, 2023. The decrease of $1.5 million, or 9%, was primarily driven by a $1.9 million decrease in salaries and benefits resulting from decreases in headcount, primarily related to our reduction in workforce in June 2023, which were partially offset by annual compensation increases in March and minor increases in the normal course.
General and Administrative

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
General and administrative	$20,756	$22,323	$(1,567)	(7)%
General and administrative expense was $20.8 million for the nine months ended September 30, 2024, as compared to $22.3 million for the nine months ended September 30, 2023. The decrease of $1.6 million, or 7%, was primarily driven by a $1.8 million decrease in lease expense, net, primarily due to sublease income related to our August 2023 sublease for our former New York City corporate headquarters, a $1.1 million decrease related to lower rates negotiated with vendors, including lower insurance expense, and a $0.5 million decrease in professional fees due to expenses incurred in the nine months ended September 30, 2023 related to strategic alternative expenses. These decreases were partially offset by a $1.2 million increase in stock-based compensation expense and a $0.6 million increase in salaries and benefits, primarily due to our annual compensation increases and equity grants which occur annually in March.
Provision for Transaction Losses

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Provision for transaction losses	$2,183	$2,940	$(757)	(26)%
Provision for transaction losses was $2.2 million for the nine months ended September 30, 2024, as compared to $2.9 million for the nine months ended September 30, 2023. The decrease of $0.8 million, or 26%, was primarily driven by a decrease in damage claims as a result of new policies implemented by us and in partnership with our carriers.
Other Income, Net

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Total other income, net	$5,823	$6,093	$(270)	(4)%
Other income, net was $5.8 million for the nine months ended September 30, 2024, as compared to $6.1 million for the nine months ended September 30, 2023 and was due primarily to interest income on our cash, cash equivalents, and short-term investments.

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
We define Adjusted EBITDA as our net loss, excluding: (1) depreciation and amortization; (2) stock-based compensation expense; (3) other income, net; (4) provision for income taxes; and (5) strategic alternative expenses. The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(5,683)	$(3,305)	$(13,423)	$(19,758)
Depreciation and amortization	507	449	1,439	1,815
Stock-based compensation expense	3,902	2,982	11,008	9,340
Other income, net	(1,713)	(1,928)	(5,823)	(6,093)
Provision for income taxes	4	—	8	—
Strategic alternative expenses	—	—	425	3,061
Adjusted EBITDA	$(2,983)	$(1,802)	$(6,366)	$(11,635)
Liquidity and Capital Resources
As of September 30, 2024, we had cash, cash equivalents and short-term investments of $109.4 million and an accumulated deficit of $327.1 million. Net cash used in operating activities was $5.7 million during the nine months ended September 30, 2024. We expect operating losses and negative cash flows from operations to continue in the foreseeable future as we continue to strategically invest in growth activities. Our principal use of cash is to fund our operations including platform development to support our strategic initiatives and anticipated share repurchases under the 2024 Stock Repurchase Program.
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
Stock Repurchase Program
In August 2023, the Board of Directors authorized the 2023 Stock Repurchase Program to repurchase up to an aggregate of $20.0 million of our common stock. In June 2024, the Board of Directors authorized an increase to our 2023 Stock Repurchase Program to an aggregate authorized repurchase amount of $25.5 million. On June 10, 2024, we announced the completion of our 2023 Stock Repurchase Program.
In August 2024, the Board of Directors authorized the 2024 Stock Repurchase Program to repurchase up to an aggregate of $10.0 million of our common stock.
During the three months ended September 30, 2024, 191,935 shares of our common stock were purchased under the 2024 Stock Repurchase Program for a total cost of $0.9 million. During the nine months ended September 30, 2024, 4.3 million shares of our common stock were purchased for a total cost of $22.8 million and includes purchases under both the 2023 and the 2024 Stock Repurchase Programs.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(5,708)	$(11,475)
Net cash provided by (used in) investing activities	15,325	(109,600)
Net cash used in financing activities	(25,155)	(1,234)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	222	44
Net decrease in cash, cash equivalents, and restricted cash	$(15,316)	$(122,265)
Cash Flows from Operating Activities
Net cash used in operating activities was $5.7 million for the nine months ended September 30, 2024, and was driven primarily by a $2.2 million decrease in accounts payable and accrued expenses due to the timing of payments and invoices, a $2.2 million decrease in operating lease liabilities due to the continued lease payments on our previous and current NYC headquarters, partially offset by our sublease income, and a $1.8 million decrease in other current liabilities and other liabilities related to payments to settle multiple Sales and other non-income tax contingencies. Theses decreases were partially offset by a $2.7 million increase in payables due to sellers due to timing of the bi-weekly payments we make to our sellers.
Net cash used in operating activities was $11.5 million for the nine months ended September 30, 2023, and was driven primarily by net revenue decreasing at a faster pace than operating expenses. Our changes in operating assets and liabilities were impacted by a negative change in operating lease liabilities of $2.1 million due to the continued lease payments on our NYC headquarters and a $1.2 million change in other assets, primarily related to the $1.1 million broker fee paid in connection with our subleasing of our NYC headquarters.

Cash Flows from Investing Activities
Net cash provided by investing activities was $15.3 million for the nine months ended September 30, 2024, and was driven primarily by $85.6 million maturities and sales of short-term investments, partially offset by $68.9 million purchases of short-term investments.
Net cash used in investing activities was $109.6 million for the nine months ended September 30, 2023, and was driven primarily by $166.5 million purchases of short-term investments, partially offset by $58.2 million maturities of short-term investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $25.2 million for the nine months ended September 30, 2024, and was driven primarily by $22.8 million in purchases of our common stock as part of our 2023 and 2024 Stock Repurchase Programs and $3.2 million of payments for taxes related to net share settlements of stock-based compensation awards, partially offset by $0.8 million in proceeds from the exercise of stock options.
Net cash used in financing activities for the nine months ended September 30, 2023 was $1.2 million and was driven primarily by $1.3 million of purchases of our common stock as part of our 2023 Stock Repurchase Program.
Contractual Obligations
As of September 30, 2024, there were no material changes in commitments under contractual obligations compared to the contractual obligations disclosed in our Form 10-K.
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
Interest Rate Sensitivity
Interest rate risk relates to the loss we could incur in our cash portfolios due to a change in interest rates. As of September 30, 2024, we had cash, cash equivalents and short-term investments of $109.4 million. Our cash and cash equivalents consist primarily of demand and money market accounts, as well as available-for-sale debt securities with an original maturity of 90 days or less. Our short-term investments consist primarily of U.S. Government agency and Treasury securities, as well as commercial paper and corporate notes which have an original maturity greater than 90 days and are highly liquid in nature. Due to the nature of our cash, cash equivalents and short-term investments, we would expect a hypothetical 100 basis point increase or decrease in interest rates to result in an approximate increase or decrease of $0.7 million in our cash, cash equivalents and short-term investments. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.
Our principal use of cash, cash equivalents and short-term investments is to fund our operations including platform development to support our strategic initiatives and anticipated share repurchases under the 2024 Stock Repurchase Program. The remainder of cash, cash equivalents and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, Euros, and British pounds, depending on the currency selection of the seller. Our cost of revenue and operating expenses are primarily denominated in U.S. dollars. As our online marketplace continues to grow globally, our results of operations and cash flows may be subject to fluctuations due to the change in foreign exchange rates. To date, fluctuations due to changes in the Euro and British pound have not been significant, but we may experience material foreign exchange gains and losses in our statement of operations in the future. As of September 30, 2024, we would expect an adverse 10% change in current exchange rates to result in no more than a $2.4 million decrease in net revenue for the nine months ended September 30, 2024.
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated by requiring upfront payment for many of our services and due to our diverse customer base, dispersed over various geographic regions and industrial sectors. For the three and nine months ended September 30, 2024 and 2023, no single customer accounted for more than 10% of our net revenue. We maintain provisions for potential credit losses and such losses to date have been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 at the reasonable assurance level.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) Issuer Purchases of Equity Securities
The following table presents details of our monthly share repurchases for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)
July 1, 2024 - July 31, 2024	—	$—	—	$—
August 1, 2024 -August 31, 2024	84,642	$4.77	84,642	$9,596
September 1, 2024- September 31, 2024	107,293	$4.77	107,293	$9,084
Total	191,935		191,935
(a) Average price per share includes broker commissions.
(b) On August 20, 2024, the Board of Directors authorized a 2024 Stock Repurchase Program to repurchase up to an aggregate of $10.0 million of our common stock.
The Company’s officers and directors are required to comply with the Company’s securities trading policy at all times, including during a repurchase program. The securities trading policy, among other things, prohibits trading in the Company’s securities when in possession of material non-public information and restricts the ability of certain officers or director from transacting in the Company’s securities during specific blackout periods, subject to certain limited exceptions, including transactions pursuant to a Rule 10b5-1 trading plan that complies with the conditions of Rule 10b5-1 of the Exchange Act.
Item 5. Other Information
(c) Adoption or Termination of Insider Trading Arrangements
No directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities during the quarter ended September 30, 2024.

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

1STDIBS.COM, INC.

/s/ Thomas Etergino
Date: November 8, 2024	Thomas Etergino Chief Financial Officer (Principal Financial Officer)