Form 10-K
period 2024-12-31
1stdibs.com, Inc.
filed 2025-03-03
CIK 1600641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 28, 2024 was approximately $160.0 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2025, there were 35,402,431 shares of the Registrant’s common stock, $0.01 par value per share outstanding, net of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end December 31, 2024.

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
•the market demand for the products offered on our online marketplace, including vintage, antique, and contemporary furniture, home décor, jewelry, watches, art, and fashion, new and authenticated luxury design items in general, and the online market for these products;
•our ability to compete with existing and new competitors in existing and new markets;
•our ability to attract and retain sellers and buyers;
•our ability to increase the supply of luxury design items offered through our online marketplace;
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
•the effect of catastrophic events or geopolitical conditions on our business and operations;
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
•Our net revenue and results of operations fluctuate, causing our stock price to fluctuate and making our financial results difficult to predict;
•Our business is affected by seasonality and, if we experience lower than expected net revenue during an anticipated season, our results of operations and financial condition for that year may be impacted;
•Our ability to attract and maintain an active community of sellers and buyers and to ensure a sufficient volume of listings on our online marketplace;
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
•Risks related to shipping and logistics, which are critical to our business, may harm our business and reputation.
•Our business and results of operations are sensitive to changes in or uncertainty about economic conditions in the U.S. and international markets that impact consumer spending, including consumer discretionary spending;
•Our ability to successfully expand our business model to encompass additional categories of luxury design items in a timely and cost-effective manner;
•Our ability to maintain and promote our brand and reputation, which could impact our business, market position, and future growth;
•Our reliance on third parties to drive traffic to our website, and changes to their algorithms or pricing, may damage our business, operations, financial condition, and prospects;
•Our strategic initiatives to reduce our cost structure could have long-term effects on our business operations, and we may not realize the operational or financial benefits from such actions;
•Risks related to further expansion into markets outside of the United States;
•Significant disruption in service provided by, or termination of our relationship with, third parties that host our website, mobile app, or process payments made by buyers to sellers on our online marketplace;
•Risks related to human capital;
•Risks related to data privacy, cybersecurity, and infrastructure, including risks associated with the disclosure of sensitive information about our sellers and buyers or other third parties with whom we transact business, or cyber-attacks against us or our third-party providers;
•Risks related to legal, regulatory matters and litigation;
•Risks related to intellectual property;
•Risks related to our operations as a public company, including risks related to our internal control over financial reporting and our disclosure controls and procedures;
•Risks related to tax and accounting matters; and
•Risks related to our common stock, including that the price of our common stock has in the past been, and in the future may be, volatile.

PART I
Item 1.    Business
Company Overview
We are one of the world’s leading online marketplaces for connecting design lovers with many of the best sellers and makers of vintage, antique, and contemporary furniture, home décor, jewelry, watches, art, and fashion. We believe we are a leading online marketplace for these luxury design items based on the aggregate number of listings on our online marketplace and our Gross Merchandise Value (“GMV”). Our sellers, who undergo an evaluation by our in-house experts to vet the integrity of their listings, in-depth marketing content, and custom-built technology platform create trust in our brand and facilitate high-consideration purchases of luxury design items online. By disrupting the way these items are bought and sold, we are both expanding access to, and growing the market for, luxury design.
1stDibs began over two decades ago with the vision of bringing the magic of the Paris flea market online by creating a listings site for top vintage and antique furniture sellers. The quality of our initial seller base enabled us to build a reputation in the design industry as a trusted source for unique luxury design. Since then, we have strengthened our brand as well as deepened and broadened our seller relationships. We launched our e-commerce platform in 2013 and transitioned to a full e-commerce marketplace model in 2016. We had 7.0 million users and approximately 1.8 million listings as of December 31, 2024, compared to 6.3 million users and approximately 1.7 million listings as of December 31, 2023. Users represent non-seller visitors who register on our website and include both buyers and prospective buyers identified by a unique email address.
Our online marketplace seller stock value, the sum of the stock value of all available products listed on our online marketplace, was consistent year over year and exceeded $10.0 billion as of both December 31, 2024 and 2023. An individual listing’s stock value is calculated as the item’s current price multiplied by its quantity available for sale. As of December 31, 2024, we had approximately 5,900 unique sellers, compared to approximately 7,800 unique sellers as of December 31, 2023. In 2024, we shifted our seller acquisition strategy and monetization approach to concentrate on fewer, but more highly engaged sellers. We discontinued the pricing option with no monthly subscription fees and higher commission rates during the year which contributed to the seller churn.
We provide our sellers, the vast majority of which are small businesses, access to a global community of buyers and a platform to facilitate e-commerce at scale. Our sellers use our platform to manage their inventory, build their digital marketing presence, and communicate and negotiate prices directly with buyers. We provide our buyers a trusted purchase experience with our user-friendly interface, dedicated specialist support, and our 1stDibs Promise, our comprehensive buyer protection program outlined in-depth below. The uniqueness, diversity, and high quality of the items on our online marketplace, together with an active marketing effort, have produced a large global base of design-loving buyers. We operate an asset-light business model which allows us to scale in a capital efficient manner. While we enable shipping and fulfillment logistics, we do not take physical possession of the items sold on our online marketplace.
During the year ended December 31, 2024, we had approximately 64,300 active buyers, compared to approximately 61,000 in the year ended December 31, 2023, who are buyers who have made at least one purchase through our online marketplace during the 12 months ended on the last day of the period presented, net of cancellations (“Active Buyers”).
We had an on-platform average order value (“AOV”) of approximately $2,500 and $2,600 in the years ended December 31, 2024 and 2023, respectively. We had a median order value (“MOV”) of approximately $1,200 in both the years ended December 31, 2024 and 2023. We do not focus on AOV or MOV as key metrics in evaluating our business given our priority to make unique, high-end design items available across various price points through our online marketplace. The percentage of Active Buyers who make more than one purchase in any given year has been generally consistent from year to year and comprised approximately 30% of total Active Buyers in each of the years ended December 31, 2024 and 2023. Highly experienced interior designers, whom we refer to as Trade Buyers, are frequent, repeat purchasers on our online marketplace and accounted for 31% of our on-platform GMV in each of the years ended December 31, 2024 and 2023, respectively. Through our Trade 1st program, we offer these Trade Buyers, who comprise a subset of our buyers, additional benefits such as trade-only personalized support, exclusive trade pricing, and buyer incentives for which members do not pay any fees to participate in this program.
We are driving consumer demand for luxury design items online by providing global access to a traditionally fragmented, local, and offline market. As sellers and buyers of luxury design gain experience transacting online, we believe our combination of technology, service, brand positions and demand generation enable us to grow this market by providing sellers and buyers the tools and access they need.
We believe our proprietary technology platform enables a purchase funnel that is more robust and interactive than the conventional e-commerce experience. The discovery and transaction process in our industry is more complex than in most e-commerce categories. Specifically, transacting in unique luxury design requires the ability for sellers and buyers to exchange messages, negotiate prices, arrange customized shipping support, and pay swiftly and securely through various payment methods. Our platform turns this complex order flow into an easy-to-use process and converts the valuable data we collect from buyers’ browsing and purchase activity into actionable insights for both sellers and buyers. Our platform is scalable, which we believe enables us to grow over time. We empower buyers to engage directly with sellers on our platform throughout all stages of a transaction. Our technology and data represent the cumulative experience of over 20 years of business activity, and we believe are extremely difficult to replicate.
Our Market Opportunity
We connect sellers and buyers in what has historically been a fragmented and highly localized global market for unique luxury design items. This market has generally operated offline, functioning mostly through independent galleries, boutiques, and auction houses, thereby restricting a seller’s potential buyer audience and limiting a buyer’s product selection. These offline operations create barriers to both new supply and new demand, limiting the market’s overall growth potential.
We created a single online marketplace that consolidates previously fragmented sellers and buyers globally. We believe our online marketplace, powered by our technology platform, has transformed almost all dimensions of the luxury design buying experience by increasing accessibility and enhancing selection and convenience.
Expanding the Luxury Goods Market
While the global luxury design market is already large, we believe that as a digital disruptor we have the potential to further expand the overall size of our market. We believe we are growing the market by: (1) increasing the number of digital global luxury design sellers by enabling them to transact on a global online marketplace that materially expands their potential customer base; and (2) growing the luxury design buyer base by introducing our online audience to unique products previously only accessible via in-person galleries, boutiques, and auction houses. We have sold items on our online marketplace ranging from less than $100 to over $1 million, demonstrating that high-end luxury design items are attainable and within reach of the expanding buyer audience we are attracting to the market.
Increasing Online Penetration
One of the most significant trends driving online penetration in the luxury goods market is an increasingly digitally native customer base. We hosted approximately 1.8 million listings as of December 31, 2024, compared to approximately 1.7 million listings as of December 31, 2023. Additionally, we had 7.0 million users as of December 31, 2024, compared to 6.3 million users as of December 31, 2023.
The 1stDibs Marketplace
Trust
Trust is at the core of the online marketplace that we have built over two decades of operating history. Trust in our online marketplace is critical to facilitating online transactions of purchases with high price points. For the years ended December 31, 2024 and 2023, approximately 3% and 5% of orders had an item value of $100,000 or more, respectively. Our seller onboarding process which includes our in-house experts evaluating the integrity of sellers’ listings inspires buyer confidence in our sellers and in the quality of the luxury design items sold on 1stDibs. Extensive fraud protection and secure payment solutions further establish the trust sellers and buyers have in our online marketplace. We believe the ability for buyers to interact and negotiate prices directly with sellers increases both on-platform conversion and buyer retention rate. Our 1stDibs Promise gives our buyers peace of mind with every purchase by providing the following features and commitments:
•a Money-Back Guarantee if a purchased item is not as described, is damaged in transit, or does not arrive, a buyer can contact us within 7 days, or longer for Trade Buyers, for a full refund.
•a community of sellers from around the world to ensure high-quality products;
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

Value Proposition to Sellers
•Demand Generation: As of December 31, 2024, we provided sellers access to a global base of approximately 7.0 million users in over 190 countries, who would otherwise largely be inaccessible in an offline market. Our Active Buyers had 81 and 86 sessions and viewed 266 and 218 product pages, on average, during the years ended December 31, 2024 and December 31, 2023, respectively. We built 1stDibs to empower and inspire confidence in our sellers by using our proprietary technology to digitize and transform their businesses. We believe that creating a digital presence and enabling access to buyers across the globe allows us to expand the addressable market for luxury sellers. Expanding a seller’s ability to share their story across various forms of media, including text, photographs, and videos, significantly increases buyer engagement and conversion. Once sellers are added to our online catalog, we help build sellers’ online presence through editorial and social placements, including our online magazine Introspective, which offers sellers additional avenues through which to advertise online.
•Digital Presence: We help sellers establish a digital presence on our online marketplace. Sellers can customize their listings on 1stDibs by uploading biographies, item descriptions, photos, videos, and content to distinguish themselves. This allows sellers to provide nuanced details about each piece, show scale and curate their inventory to feature specific items. Sellers can make changes at their discretion at any time. This information provides more context about our sellers’ listings and builds trust with our buyer community. As sellers increase sales they are potentially more able to tap into our platform benefits, such as partner managers, elevated listing visibility, and paid media coverage.
•Data Analytics: Our platform provides us with rich data throughout the entire user journey. This data allows sellers to offer more relevant products and optimize their pricing strategies, which enables them to efficiently scale their businesses. We provide sellers with a comprehensive suite of seller tools, education, and analytics, including reporting, tracking, and inside perspectives on pricing based on the historical sales of similar items. Sellers also benefit from our proprietary algorithms and targeting technologies to connect with both Consumer and Trade Buyers.
•Listing & Pricing: We empower sellers with tools useful for them to control item pricing and item visibility on our online marketplace. Sellers can leverage our proprietary classification methodologies and structured data to create listings tailored to their inventory. We have created a pricing index, “1stDibs Insider,” which provides pricing guidance to our sellers based on historical pricing trends. By providing historical pricing data for similar items that have recently sold, we believe this helps sellers price items more competitively. We have also invested in artificial intelligence and machine learning to help our sellers with pricing guidance. On our platform, sellers can set item pricing based on user type (Consumer vs. Trade) or a specific user (Private Listing). We also provide sellers purchase format flexibility beyond the standard list price model. Sellers can choose to list items without a price using the “Price Upon Request” purchasing format. Furthermore, sellers can review, accept, or counter-offer negotiation requests, or create “Private Offers” for prospective buyers and “Automated Private Offers” (preset and triggered by buyer behavior).
•Operational Efficiency: Our sellers can efficiently scale their businesses without the friction associated with in-person sales and multiple third-party platforms. The ability to offer a convenient, seamless transaction experience, including on-platform communications and a wide range of payment solutions, such as credit card, PayPal, Apple Pay, Automated Clearing House (“ACH”), and wire transfer further drives buyer conversion. We maximize Search Engine Optimization (“SEO”) to help buyers find items and connect with our sellers, allowing them to purchase products tailored to their tastes and preferences with ease. We have assembled a robust network of logistics providers to help sellers fulfill orders at a lower cost, giving them an advantage relative to conventional offline sales and allowing them to focus more time on what they do best: curating and selling unique luxury design items.
Value Proposition to Buyers
We provide buyers with tools to communicate directly with sellers, receive quick responses, negotiate prices, and access multiple payment methods for a convenient checkout experience. We curate our buyers’ experience to target their specific tastes and preferences and provide them with design inspiration through our expertly merchandised collections and our online editorial publications. Our platform calculates a “salability” score for items using machine learning and gives items with a higher likelihood of selling increased priority in buyers’ search and browse sort order. Additionally, our platform offers pricing insights to show buyers historical pricing data for similar items that have recently sold which can increase buyer confidence and help buyers with decision-making and in negotiations. Our customized Private Client and Trade Service teams provide high-touch human support for Consumer and Trade Buyers. Our buyer services include:

•Largest Selection of Unique Luxury Design Items: We offer one of the largest online selections of luxury design items from leading sellers and makers of vintage, antique, and contemporary furniture, home décor, jewelry, watches, art, and fashion. We believe our growing collection of approximately 1.8 million luxury design items is unmatched and makes us the premier destination for design lovers and enthusiasts. Luxury design tends to retain value over time as a result of their scarcity and durability. We aggregate supply from a large number of globally distributed sellers, offering buyers an online destination to access a variety of luxury products across the globe. As of December 31, 2024 and December 31, 2023, we had approximately 45% and 44% of our listings located outside the United States, respectively. The percentage of our unique sellers based outside of the United States was 53% and 55% as of December 31, 2024 and December 31, 2023, respectively.
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
•Mobile: During the year ended December 31, 2024, the majority of user sessions came to our online marketplace via a mobile device, either by browsing our mobile site or by using our highly rated mobile app. The bulk of our users are browsing via our mobile site. Our mobile app users take advantage of app-specific features, personalized notifications, and the ability to “see” items in their homes via our augmented reality feature.
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
•Curated Assortment: We are a highly sought after destination for unique, high-quality luxury design items. We provide buyers with design inspiration through our expertly merchandised collections and our online editorial publication Introspective.
•Quality of Experience: Unlike conventional offline alternatives, we offer our buyers convenient 24/7 access to approximately 1.8 million listings. Multiple possible payment methods offer our buyers a convenient checkout experience compared to traditional offline retail channels by removing complexity and introducing transparency to the purchasing process. We allow buyers to transact securely from their homes, bypassing the complicated and time-intensive process, and often opaque pricing associated with traditional offline channels. Our valuable buyer base also appreciates the privacy and anonymity associated with purchasing products online through our marketplace. Our Price-Match Guarantee further increases purchasing confidence, as buyers are assured they will always transact at the lowest price. In addition, we provide additional benefits to Trade Buyers, including trade exclusive pricing, buyer incentives, priority support, sourcing expertise, and enhanced buyer protection, among others through our Trade 1st program. Our client service associates help ensure the satisfaction of sellers and buyers by addressing and assisting in the resolution of questions relating to orders, deliveries, returns, and disputes. For certain individual Consumers or Trade Buyers, respectively, we provide support at the individual level through our Private Client and Trade Services to provide a seamless buying process.
Our Growth Strategies
Expand Our Buyer Base
We are focused on continuing to grow our buyer base and believe we are still in the early stages of introducing a unique and growing supply of luxury design items to a much broader audience. Of our 7.0 million users as of December 31, 2024, we estimate based on the available information provided by our users that approximately 64% are U.S.-based and 36% are international, which represents approximately 1% penetration of the U.S. population and less than 1% of the international population. As of December 31, 2023, we estimated that approximately 66% of our 6.3 million users were U.S.-based and 34% were international. Approximately 20% of our buyers are located internationally as of both December 31, 2024 and 2023.
To date, we have primarily grown our current buyer base organically through word-of-mouth, mentions in the press, and earned media, as well as paid media, promotions, and third party partnerships. We believe we can significantly increase our buyer base by utilizing targeted, data-driven marketing efforts that generate meaningful returns. We believe we can continue to expand our buyer audience across a wide swath of buyer demographics including income, geography, and age, as well as level of design experience and design preference.
Grow Our Marketplace Supply
We intend to further increase the supply on our online marketplace by offering a captivating value proposition and enhanced item listing tools, adding new inventory from existing sellers, and growing the range of sellers from whom we source. We continue to enhance our value proposition for sellers by providing broad and growing access to a global base of design-minded buyers and a platform with a comprehensive suite of tools that help our sellers successfully transact and scale their business. This value proposition drives sellers to our online marketplace, deepens the breadth of our inventory, and helps attract new buyers.
We may also choose to expand our network of sellers inorganically, either through acquisitions of, or partnerships with, companies or design brands.
Investment in Technology and Innovation
We have made, and will continue to make, strategic investments in our platform to drive seller success through new tools, convert users to buyers, grow our long-term revenue and operating results, drive technological innovation, and enhance the overall experience of our online marketplace. As we continue to scale, we plan to strategically invest in innovation, including continued investment in machine learning and artificial intelligence, to address the needs of our sellers and buyers and drive efficiencies in our business, localize our platform, and may enter new verticals and geographies. Overall, investments in our platform are focused on maximizing traffic, increasing conversion rate, and improving the overall efficiency of our operations.

Marketing
We acquire new buyers and drive traffic to our online marketplace through a mix of direct response marketing channels, with an emphasis on digital and a focus is on efficient growth. We derive a relatively low percentage of our traffic and orders from paid media. During the year ended December 31, 2024, we estimate that approximately 69% of new user sessions came from non-paid channels, including organic search, direct web, direct app, organic social, email, and referral compared to 76% during the year ended December 31, 2023.
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
Pursue New Product Verticals and Diversification Opportunities
We have demonstrated our ability to successfully grow and diversify beyond our original offering of vintage furniture, as exemplified by our proven track record of expanding both across verticals, such as art, jewelry, and fashion, and within verticals, such as the expansion from vintage and antique furniture to include new and custom furniture. Antique and vintage furniture comprised less than 50% of our on-platform GMV in the years ended December 31, 2024 and 2023, respectively. We expect antique and vintage furniture to account for less than 50% of on-platform GMV for the foreseeable future. Adding verticals has several benefits, including increasing our addressable market, the number of sellers and buyers, purchase frequency, and offering our buyers a wider supply of inventory while strengthening our brand as a preeminent online destination for luxury design items. We intend to continue to evaluate such diversification opportunities as part of our overall growth strategy. Our platform infrastructure is designed to scale with growth and diversification in mind.
Expand Internationally
During the year ended December 31, 2024, the vast majority of our buyers were located in the United States and other English-speaking countries. As of December 31, 2024, 45% of the supply on our online marketplace comes from outside the United States, while only 20% of buyers are located internationally. We believe that this presents a large international expansion opportunity. Our website traffic also indicates strong international presence and opportunities for conversion, with approximately 44% of current traffic coming from outside the United States. We had 53% and 55% of unique sellers and 45% and 44% of the supply on our online marketplace come from outside the United States in the years ended December 31, 2024, and 2023, respectively. On-platform GMV from buyers in non-U.S. markets constituted 18% and 17% in the years ended December 31, 2024, and 2023, respectively. We believe there is an opportunity to grow our GMV from non-U.S. markets, and may also expand internationally through acquisitions.
Human Capital Resources
As of December 31, 2024, we had 284 full-time employees, including 104 in technology development, 78 in sales and marketing, 38 in general and administrative, and 64 in operations. The 20% increase in full-time employees from December 31, 2023 is primarily due to an acquisition of a Lithuanian technology support company that is now a wholly owned subsidiary of the Company.
Our human capital resources objective is to ensure that we have the best possible team to reach our business goals, and that the team has a positive employee experience. We do this through striving to attract and hire the best talent and developing our team in ways that contribute to their personal and business growth. We regularly receive input from our team members through employee surveys, feedback interviews, and events to gauge employee engagement and identify areas of focus.
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
•Proprietary Database: We created an extensive digital catalog in luxury design with associated metadata that is used to simplify the buyer experience in an ordinarily complex purchase process. This database includes taxonomies, structured metadata, an expansive catalog of luxury brands and designers, and an extensive library of luxury design items, product attributes, and pricing data. Our highly sophisticated, purpose-built technology stack facilitates complex, multi-step online transactions and is extremely difficult to replicate. Technology powers all aspects of our business, including our complex single-SKU and multi-SKU order management system.
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
Data Security and Protection
We are committed to the security of the sellers and buyers who transact on our marketplace. We collect and store certain personally identifiable information provided by our sellers and buyers and other third parties with whom we transact, such as names, email addresses, and the details of transactions. We do not directly collect, transmit, and store personal financial information such as credit card data and other payment information and rely on third-party payment processors who provide these services on our behalf. The collection, transmission, and storage of such information is subject to stringent legal and regulatory obligations. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to seller and buyer data. We undertake administrative and technical measures to protect our systems and the consumer data those systems process and store. We have developed policies and procedures designed to manage data security risks, including employment of technical security defenses and continual monitoring of servers and systems. Further, as part of our efforts to protect sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. We also use third parties to assist in our security practices and prevent and detect fraud. We intend to continue to invest in efforts associated with the detection and prevention of security breaches and any security-related incidents.
Segment and Geographic Information
We have one operating and reportable segment. See Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements for further discussion of our operating and reportable segment.
Regulatory
Our business is subject to a growing number of local, national, and international laws and regulations, which are applicable to any company conducting business on the internet and in the resale market. These laws are often complex, unclear, sometimes contradict other laws, and are frequently changing. Compliance is costly and can require changes to our business practices and significant amounts of management time and focus.
Laws may be interpreted and enforced in different ways in various locations around the world, posing a significant challenge to our global business. These include laws governing areas such as personal privacy and data security, consumer protection, payment processing, sales and other taxes, and unfair and deceptive trade practices, among other areas. Related laws may govern the manner in which we store or transfer sensitive information, or impose obligations on us in the event of a security breach or inadvertent disclosure of such information. International jurisdictions impose different, and sometimes more stringent, consumer and privacy protections.
We list luxury design items from numerous sellers located throughout the United States and from over 75 countries. As such, we need to comply with various laws and regulations associated with doing business outside of the United States, including regarding the handling of antique and vintage items and licensing requirements of antique and vintage dealers, export control laws, economic and trade sanctions, anti-money laundering laws, and anti-corruption laws. Further, various countries regulate the import of certain technology and have enacted or could enact laws that limit our ability to provide sellers and buyers access to our platform or could limit our sellers’ and buyers’ ability to access or use our services in those countries.
Although we take precautions to prevent violations of these laws, our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions. See Part I, Item IA, “Risk Factors—Regulatory, Compliance, and Legal Risks.”
New legislation or regulation or changes thereof due to federal elections, the application of laws from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the internet and e-commerce generally could result in significant additional compliance costs and responsibilities for our business.
Competition
We compete with a broad range of sellers of new and pre-owned luxury design items, including traditional brick-and-mortar entities, such as department stores, branded luxury goods stores, and specialty retailers, and entities providing access to more unique luxury goods, such as galleries, boutiques, and auction houses. We also compete with the online offerings of these traditional retail entities, as well as online marketplaces that may offer the same or similar goods and services that we offer.
We believe that we compete effectively based on the volume, quality, and assortment of unique luxury design items available on our online marketplace, our brand awareness and history built on trust and authenticity, the experience and value proposition we offer to sellers and buyers, and the global scale of our online marketplace, including the effectiveness of our mobile app.
Intellectual Property
We rely on a combination of intellectual property rights, contractual protections, and other practices to protect our brand, proprietary information, technologies and processes. We primarily rely on copyright, trademark, trade secrets, confidentiality agreements, and domain name registration in the United States and abroad to protect our brand, proprietary information, proprietary technologies and proprietary processes, including the algorithms we use throughout our business. Our principal trademark assets include the registered trademark “1stDibs” and our logos and taglines. Our trademarks are valuable assets that support our brand and consumers’ perception of our services and merchandise. We also hold the rights to the “1stDibs.com” Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. Although we do not currently have any issued patents, we may pursue patent protection for aspects of our technology in the future. We seek to protect our proprietary information, in part, by entering into confidentiality and proprietary rights agreements with our employees and independent contractors. Our employees are also subject to invention assignment agreements. See “Risk Factors—Risks Relating to Intellectual Property.”
Website Access to Company’s Reports
Our website address is www.1stdibs.com, and our investor relations website is www.investors.1stdibs.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our investor relations website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The SEC also maintains a website that contains our SEC filings. The SEC website address is www.sec.gov.
Disclosure Information
We use our investor relations website to announce material nonpublic information to the public including filings with the SEC, press releases, public conference calls, and webcasts and for complying with our disclosure obligations under Regulation FD of the Exchange Act.

Item 1A.    Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before investing in our common stock. If any of the following risks are realized, in whole or in part, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and prospects.
Risks Related to Our Business and Industry
We have a history of operating losses, and we may not achieve or maintain profitability in the future, which in turn could negatively impact our financial condition and our stock price.
We incurred net losses of $18.6 million, $22.7 million, and $22.5 million during the fiscal years ended December 31, 2024, 2023, and 2022, respectively. We had an accumulated deficit of $332.4 million as of December 31, 2024. We expect to incur significant losses in the future. We will need to generate and sustain increased revenue levels or reduce operating costs materially in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. Our operating expenses may increase substantially in the foreseeable future to the extent necessary that we may hire additional employees, invest in expanding our seller and buyer base and deepening our existing seller and buyer relationships, expand across and within product verticals, increase our marketing efforts and brand awareness, and invest in expanding our international operations. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we were to reduce our expenses, it could negatively impact our growth and growth strategy. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
Our net revenue and results of operations fluctuate within each quarter and from quarter to quarter, causing our stock price to fluctuate and making our financial results difficult to predict.
Our quarterly and annual net revenue and results of operations, as well as our key metrics, have historically fluctuated from period to period, with net revenue of $88.3 million, $84.7 million, and $96.8 million during the fiscal years ended December 31, 2024, 2023, and 2022, respectively. Our future net revenue or results of operations may vary significantly from quarter to quarter, due to a variety of factors, many of which are beyond our control. These fluctuations could cause our stock price to change significantly or experience declines. You should not rely on period-to-period comparisons of our net revenue or results of operations as an indication of our future performance. Factors that may cause fluctuations in our quarterly results of operations, many of which are beyond our control, include, but are not limited to, the following:
•fluctuations in net revenue generated from sales of luxury design items through our online marketplace;
•our success in attracting and retaining sellers and buyers to and on our online marketplace, and our ability to do so in a cost-efficient manner;
•our ability to attract users to our website and convert users to Active Buyers on our online marketplace;
•Active Buyers with multiple unique email accounts that are undetected and in violation of our terms of service as we could be overestimating the number of Active Buyers;
•the amount and timing of our operating expenses;
•our ability to continue to source and provide available luxury design items on our online marketplace;
•the timing and success of new services, features, and offerings we introduce through our e-commerce platform;
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
•more challenging comparisons to prior periods as our net revenue grows;
•a decrease in the growth of our overall market or market saturation;
•our failure to capitalize on growth opportunities;
•seasonality, including seasonal buying patterns, which vary from quarter to quarter or year to year;
•changes in laws, regulations, governmental policies, or accounting principles that impact our business, business partners or customers;
•disruptions or defects in our e-commerce platform, such as service interruptions or privacy or data security breaches;
•changes in the terms of our seller agreements;
•our ability to hire and retain talented employees and professional contractors at all levels of our business;
•the changing consumer behaviors and factors that affect consumer behaviors and spending, such as economic conditions, inflationary pressures, interest rates, discretionary spending patterns, employment levels, instability in the housing market, geopolitical crises, or significant economic or social disruption; and
•economic and market conditions, particularly those affecting the luxury design items industry, such as fluctuations in inflation and interest rates or supply chain or global shipping disruptions.
We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, financial condition, and results of operations will be harmed, and we may not be able to achieve or maintain profitability. Further, these and other factors may cause our net revenue and results of operations to fall below our expectations or the expectations of market analysts and investors in future periods, which could cause the market price of our common stock to decline substantially. Any decline in the market price of our common stock would cause the value of your investment to decline.
Our business is affected by seasonality and, if we experience lower than expected net revenue during an anticipated season, our results of operations and financial condition for that year may be impacted, which could substantially harm our business, results of operations, and financial condition.
Our business is subject to seasonal fluctuations, and, as a result, we make certain assumptions when planning our expenses based on our expected revenue based in part on historical results. Because our operating expenses are relatively fixed in the short term, any failure to achieve our revenue expectations would have a direct, adverse effect on our results of operations. If actual results differ from our estimates, the trading price of our common stock may decline. We have generally recognized higher net revenue in the fourth quarter. In anticipation of increased activity during the fourth quarter, we may incur significant additional expenses, including additional marketing and staffing in our support operations. If we experience lower than expected net revenue during any fourth quarter, it may have a disproportionate impact on our results of operations and financial condition for that year. Any factors that harm our fourth quarter results of operations, including disruptions in our sellers’ willingness to list items or unfavorable economic conditions could have a disproportionate effect on our results of operations for our entire fiscal year. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel, and may cause a shortfall in net revenue related to expenses in a given period, which could substantially harm our business, results of operations, and financial condition.
Our ability to grow our business and market share depend on our ability to attract and maintain an active community of sellers and buyers and to ensure a sufficient volume of listings on our online marketplace.
Our business growth and market success depend on our ability to cost-effectively attract, retain, and grow relationships with active sellers and buyers, and in turn, the volume of luxury design items listed and sold through our online marketplace. We cannot be certain that our efforts will attract more sellers, induce sellers to list and sell more luxury design items on our online marketplace, or yield a sufficient return on investment. Moreover, sellers may be dissatisfied with their experience and choose not to continue to list with us or list items as frequently, or they may stop referring others to us. Similarly, we cannot be certain that our efforts will attract more buyers, induce more buyers to purchase on our online marketplace, or yield a sufficient return on investment. If existing buyers have a negative experience or if the interest in buying luxury design items declines, they may make fewer purchases or they may stop referring others to us.
To expand our buyer base, we must appeal to and attract buyers of luxury design items and convert users to Active Buyers on our online marketplace. New buyers may not purchase through our online marketplace as frequently or spend as much with us as existing buyers. As a result, the revenue generated from new buyer transactions may not be as high as the revenue generated from transactions with our existing buyers. Our historical performance for Active Buyers may not be indicative of future performance in new Active Buyers. Failure to attract new buyers and to maintain relationships with existing buyers, or to convert users to Active Buyers on our online marketplace, would harm our results of operations and our ability to attract and retain sellers.
Even if we are able to attract new sellers and buyers to replace any that we lose, they may not maintain the same level of activity and generate the same level of revenue. If we are unable to retain existing, or attract new, sellers and buyers, our growth prospects would be harmed, which could substantially harm our business, results of operations, and financial condition.
Further, our historical seller marketplace services revenue may not be indicative of future revenue. We are highly selective in the sellers we allow onto our online marketplace and sellers undergo an evaluation by our in-house experts to vet the integrity of their listings before they are allowed to join our online marketplace. As a result, we may have difficulty identifying sellers who meet our standards for providing luxury design items and our customer service requirements. If we fail to attract new sellers or drive continued or increased listings, our ability to grow our business and our results of operations would suffer. See “Risk Factors—Risks Related to Our Business and Industry—We rely, in part, on sellers to provide a positive experience to buyers.”
We may expand our business through acquisitions of other businesses, products, or technologies, which have required, could continue to require, and may require significant management attention, could disrupt our business, dilute stockholder value, adversely affect our operating results, and/or prove to be unsuccessful.
We have acquired a number of other businesses in the past, and may acquire additional businesses, products, or technologies in the future. For example, in May 2019, we acquired Design Manager, a project management and accounting software company for interior designers. Also, in June 2022, we sold 100% of our equity interest in Design Manager. Acquisitions may divert management’s time and focus from operating our business. Acquisitions also may require us to spend a substantial portion of our available cash, incur debt or other liabilities, amortize expenses related to intangible assets, or incur write-offs of goodwill or other assets. In connection with these types of transactions, we may be required to issue equity securities, which could cause dilution to our stockholders. In addition, integrating an acquired business or technology is risky. Completed and future acquisitions may result in unforeseen operational difficulties and expenditures associated with:
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
Our ability to establish the authenticity of items listed and sold through our online marketplace is essential to maintaining our business, brand, and reputation. Failure to do so may adversely affect customer trust and pose risks to our operations and standing in the market.
We have built a trusted online marketplace with a reputation for authentic luxury design items as a result of our evaluations by in-house experts to vet the integrity of sellers’ listings. Our success depends on our ability to accurately and cost-effectively determine whether an item offered for listing, such as a piece of jewelry or work of art, is an authentic product. We seek to reassure buyers that the items they are purchasing meet our marketplace standards. Our sellers undergo a comprehensive evaluation by our vetting specialists to ensure the quality of their inventory. Our vetting specialists come from many of the leading auction and retail houses, brands, and industry recognized art and design businesses. We also seek to proactively resolve issues through communication and follow-up. Factors that could undermine our ability to maintain trust in our online marketplace include:
•complaints or negative publicity about us or our online marketplace or platform, even if factually incorrect or based on isolated incidents;
•changes to our policies to which our seller and buyer network react negatively or that are not clearly articulated;
•our failure to enforce our policies fairly and transparently; and
•our failure to respond to feedback from our seller and buyer network.
From time to time, counterfeit goods have been and may be listed on our online marketplace. While we have invested heavily in our seller vetting process as described above, we cannot accurately authenticate every item that is listed with us. As the sophistication of counterfeiters increases, it may be increasingly difficult to identify counterfeit products. In many cases, we refund the cost of a product to a buyer if we determine that the item is not authentic. The sale of any counterfeit goods may damage our reputation as a trusted online marketplace for authenticated, luxury design items, which may impact our ability to attract and maintain repeat sellers and buyers. Additionally, we may be subject to allegations that an antique, vintage, or other luxury design item we listed and sold through our online marketplace is not authentic. Such controversy could negatively impact our reputation and brand and harm our business and results of operations. If we are unable to maintain the quality and authenticity of the items listed on our online marketplace, our ability to retain and attract sellers and buyers could be impaired and our reputation, brand, and business could suffer.
Items listed on our online marketplace may be subject to claims of being counterfeit, infringing, hazardous, illegal, or otherwise subject to regulations or cultural patrimony considerations. Addressing such claims can result in operational, legal, and reputational challenges.
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
Liability for fraudulent or unlawful activities by sellers, including the listing of stolen items on our online marketplace, poses risks to our business and reputation.
Despite our vetting process and contractual requirements prohibiting the listing of stolen or otherwise illegal products, from time to time, the listing of stolen goods on our online marketplace may occur. Government regulators and law enforcement officials may allege that our services violate, or aid and abet violations of certain laws, including laws restricting or prohibiting the transferability and, by extension, the resale, of stolen goods. We may be required to spend substantial resources to take additional protective measures which could negatively impact our operations. Any costs incurred as a result of potential liability relating to the alleged or actual sale of stolen goods could harm our business. In addition, negative publicity relating to the actual or perceived listing or sale of stolen goods using our services could damage our reputation and discourage our sellers and buyers from using our services. We could face liability for such unlawful activities. Despite measures taken by us to detect stolen goods, to cooperate fully with law enforcement, and to respond to inquiries regarding potentially stolen goods, any resulting claims or liabilities could harm our business.
We rely, in part, on sellers to provide a positive experience to buyers, which includes limited disruptions in service by sellers.
We have, on occasion, received reports from buyers that they have not received the items that they purchased, that the items received were not as represented by the seller, or that we or a seller has not been responsive to their questions. Negative publicity and sentiment generated as a result of complaints could reduce our ability to attract or retain buyers or damage our reputation. A perception that our levels of responsiveness and seller and buyer support are inadequate could have similar results.
Further, any disruption in the operations of a substantial number of sellers, such as interruptions in delivery services or disruption due to public health crises, natural disasters, inclement weather, or political unrest, could also result in negative experiences for a substantial number of buyers. If buyers do not have a positive experience transacting business on our online marketplace for any reason, or if we or our sellers fail to provide a high level of customer support and responsiveness, it could harm our reputation and our business.
Shipping and logistics are critical to our business, and delays, failures, or issues with the condition of items delivered through our online marketplace harm our business and reputation.
We and our sellers work with a number of third-party services to deliver their items to buyers, including DHL, FedEx, UPS, and the United States Postal Service. Anything that prevents timely delivery of goods to buyers could harm sellers and could negatively affect our reputation. Delays or interruptions may be caused by events that are beyond the control of the delivery services, such as inclement weather, natural disasters, transportation disruptions, delays in customs inspections, terrorism, war, geopolitical tension, public health crises, or labor unrest. For example, a third-party strike may result in increased shipping costs and buyer accommodations and may cause orders to be lost or delivered late, which could result in canceled customer orders, reduced GMV and net revenue, and negatively impact net loss. It is possible that a potential third-party strike could also result in increased shipping costs and buyer accommodations. These potential impacts may have a material adverse effect on our business, financial condition, including on our financial statements of operations and cash flow, operating results, and liquidity. The delivery services could also be affected by industry consolidation, insolvency, or government shutdowns. Although we have agreements with certain delivery services that enable us to provide pre-paid shipping labels as a convenience to sellers, our agreements do not require these providers to offer delivery services to sellers. Further, our competitors could obtain preferential rates or shipping services, causing sellers to pay higher shipping costs or find alternative delivery services. If the items sold through our online marketplace are not delivered in proper condition, on a timely basis or at shipping rates that buyers are willing to pay, our reputation and our business could be adversely affected.

If we do not compete effectively, our results of operations and market position could suffer.
The market for luxury design items is highly competitive. We compete with a broad range of vendors of new and pre-owned luxury design items, including traditional brick-and-mortar entities, such as department stores, branded luxury goods stores, and specialty retailers, and entities providing access to more unique luxury goods, such as galleries, boutiques, independent retail stores, and auction houses. We also compete with the online offerings of these traditional retail competitors, resale players focused on niche or single categories, as well as technology-enabled online marketplaces that may offer the same or similar goods and services that we offer. We believe our ability to compete depends on many factors within and beyond our control, including:
•engaging and enhancing our relationships with existing sellers and buyers and attracting new sellers and buyers;
•maintaining favorable brand recognition and effectively delivering our online marketplace to sellers and buyers;
•identifying and delivering authentic luxury design items;
•the amount, diversity, and quality of luxury design items that we or our competitors offer;
•our ability to expand the verticals for luxury design items listed on our online marketplace;
•the price at which listed, authenticated luxury design items through our online marketplace are offered;
•the speed and cost at which we can authenticate and make available listed luxury design items; and
•the ease with which our sellers can list and sell, and our buyers can purchase and return, luxury design items sold and purchased on our online marketplace.
Failure to adequately meet these demands may cause us to lose potential sellers and buyers which could harm our business.
Many of our competitors have longer operating histories, larger fulfillment infrastructures, greater brand recognition and technical capabilities, larger databases, greater financial, marketing, institutional and other resources and larger seller and buyer bases than we do. As the market evolves, competitors may emerge. Some of our competitors may have greater resources than we do, which may allow them to derive greater revenue and profits from their existing buyer bases, attract sellers at lower costs, or respond more quickly than we can to new or emerging technologies and changes in consumer shopping behavior. These competitors may engage in more extensive technology development efforts, enter the business of online listing of luxury design items, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger seller or buyer bases or generate revenue from their existing seller and buyer bases more effectively than we do. If we fail to compete effectively, our business, results of operations, and market share may suffer.
Our net revenue could be negatively impacted as a result of greater than expected product returns.
We allow buyers to return certain purchases made through our online marketplace under the applicable seller’s return policy. We record a reserve for returns against proceeds to us from the sale of items on our online marketplace in calculating net revenue. We estimate this reserve based on historical return trends. The introduction of new products in the retail market, changes in seller return policies, changes in laws, legislation, or regulations governing returns, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to exceed our reserve for returns. Any significant increase in returns that exceeds our reserves could adversely affect our net revenue and results of operations.
Insufficient allowance for transaction losses could negatively impact our financial results.
We maintain an allowance for transaction losses, which consists primarily of losses resulting from our buyer protection program, including damages to products caused by shipping and transit, items that were not received or not as represented by the seller, and reimbursements to buyers at our discretion if they are dissatisfied with their experience. The provision for transaction losses also includes bad debt expense associated with our accounts receivable balance. Transaction loss expense associated with our buyer protection program accounted for approximately 70%, 87%, and 85%, of the provision for transaction losses in the years ended December 31, 2024, 2023, and 2022, respectively, with discretionary buyer reimbursements, which are part of the buyer protection program, constituting a small portion thereof. However, our historical experience may not be indicative of future trends and transaction loss expense associated with our buyer protection program, including buyer reimbursements, or bad debt expense may increase or fluctuate from period to period. Further, our provision for transaction losses may fluctuate depending on many factors, including changes to our buyer protection programs and the impact of regulatory changes, and we may see the provision for transaction losses increase proportionally with our on-platform GMV and net revenue. If our allowance for transaction losses is insufficient, it could adversely affect our results of operations.

Our business and results of operations are sensitive to changes in or uncertainty about economic conditions in the U.S. and international markets that impact consumer spending, including consumer discretionary spending.
Our business and results of operations are sensitive to changes in or uncertainty about industry and global economic conditions and their impact on consumer discretionary spending, particularly in the market for luxury design items. An economic downturn or recession, or slowing or stalled recovery therefrom in the United States or in other markets where we operate, may have a material adverse effect on our business, financial condition, or results of operations. Our buyers may have less money for discretionary spending and may stop or reduce their purchases of our products or switch to our competitors, reducing demand for the luxury design items available on our online marketplace. This would cause sales through our online marketplace to decline and adversely impact our business. Consumer purchases of luxury design items have generally declined during periods of economic uncertainty, when disposable income is reduced, or when there is a reduction in consumer confidence. Other factors that may negatively influence consumer spending on luxury design items include unemployment levels, inflation, volatile exchange rates, higher taxes, reduced access to credit, higher consumer debt levels, reductions in net worth, declines in asset values, home foreclosures and reductions in home values, fluctuating interest rates, changes to economic policy, fluctuating fuel and other energy costs, fluctuating commodity prices, government shutdowns, financial distress caused by bank failures, concerns about the stability and liquidity of certain financial institutions, volatility or disruption in the capital markets, a global health pandemic, international trade disputes, or geopolitical instability. Economic conditions may also be affected by global health crises, natural disasters, such as earthquakes, hurricanes, floods, severe storms, and wildfires, and wars, social unrest, political tensions, or other unexpected events, which may include further embargoes, regional instability, and geopolitical shifts that may adversely impact our business and operating results to an extent that cannot be predicted. Such economic uncertainty and decrease in the rate of purchases of luxury design items may slow the rate at which sellers choose to list their items with us, which could result in a decrease of items available through our online marketplace.
There is also a risk that if prolonged economic downturn or acute recession or uncertainty persist for a long time or worsen, consumers may make long-lasting changes to their spending habits, including less frequent discretionary purchases on a more permanent basis. These and other macroeconomic factors could adversely affect our business, financial condition, and results of operations. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results, and financial condition.
National retailers and brands set their own retail prices and promotional discounts on new luxury design items, which could adversely affect our value proposition to our buyers.
National retailers and brands set pricing for new luxury design items. Although the luxury design items available through our online marketplace are generally exclusive, one-of-a-kind products, promotional pricing by these parties may nonetheless adversely affect the value of luxury design items listed with us, and, in turn, our GMV and results of operations. In order to attract buyers to our online marketplace, the prices for the luxury design items sold through our online marketplace may need to be lowered in order to compete with these pricing strategies, which could negatively affect GMV and in turn, our net revenue. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.
If we fail to successfully anticipate and respond to changing preferences among our sellers and buyers, our ability to grow our business and our results of operations may suffer.
Our success is in large part dependent upon our ability to anticipate and identify trends in the market for luxury design items in a timely manner and to curate and obtain listings of luxury design items that address those trends. Consumer preferences can change quickly and may differ across generations and cultures. We use data science to predict seller and buyer preferences, and there can be no assurance that our data science will accurately anticipate seller or buyer requirements. Lead times relating to these changing preferences may make it difficult for us to respond rapidly to new or changing trends. To the extent we do not accurately predict the evolving preferences of our buyers or are unable to identify sellers of luxury design items who address such buyer preferences, our ability to grow our business and our results of operations would suffer.
If we fail to successfully expand our business model to encompass additional product verticals in a timely and cost-effective manner, our ability to increase our market share would suffer, which in turn could negatively impact our business, financial condition, and results of operations.
We intend to deepen our penetration in our existing verticals for luxury design items and continue to explore additional verticals to serve existing, and attract new, sellers and buyers. If these additional verticals do not attract new sellers or buyers, our revenue may fall short of expectations, our brand and reputation could suffer, and we may incur expenses that are not offset by revenue. In addition, our business may suffer if we are unable to attract new and repeat sellers that supply the necessary high-end, appropriately priced, and in-demand luxury design items in these additional verticals, and these verticals may also have a different range of margin profiles than the pieces currently sold through our online marketplace. Additionally, as we enter new verticals, potential sellers may demand lower commissions than our current verticals, which would adversely affect our take rate and results of operations. Expansion of our offerings may also strain our management and operational resources, specifically the need to hire and manage additional authentication and market experts. We may also face increased competition from companies that are more focused on these verticals. If any of these were to occur, it could damage our reputation, limit our growth, and harm our results of operations.
If we fail to maintain and promote our brand and reputation, our business, market position, and future growth could suffer.
We believe that maintaining our brand reputation is critical to driving seller and buyer engagement and trust. An important goal of our brand promotion strategy is establishing trust with our seller and buyer network. Maintaining our brand will depend largely on our ability to continue providing our sellers with service that is consistent with the level of quality associated with the luxury design items they are listing and on the quality of our vetting specialists who represent our brand to new and existing sellers. Our vetting specialists cultivate relationships with our seller base and vet the luxury design items that our sellers want to list. While we do assess the qualifications of all vetting specialists, this may not prevent illegal, improper, or otherwise inappropriate actions, such as theft, from occurring in connection with our services. Any negative publicity related to the foregoing could adversely affect our reputation and brand or could negatively affect demand for our services and harm our business, financial condition, and results of operations.
For buyers, maintaining our brand requires that we foster trust through authentication and responsive and effective customer service, as well as ensuring that we have vetted sellers. If we fail to provide sellers or buyers with the service and experience they expect, or if we receive seller or buyer complaints or negative publicity about our online marketplace services, merchandise, delivery times or customer support, whether justified or not, the value of our brand would be harmed and our business may suffer.
If our marketing efforts are not effective, our ability to grow our business and maintain or expand our market share could suffer.
Maintaining and promoting awareness of our online marketplace is important to our ability to retain existing, and to attract new, sellers and buyers. To help facilitate our future growth and profitability, we are investing in our advertising, promotion, public relations, and marketing programs. These brand promotion activities may not yield increased revenue and the efficacy of these activities will depend on a number of factors, including our ability to do the following:
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
We may adjust or re-allocate our advertising spend across channels, product verticals, and geographic markets to optimize the effectiveness of these activities. We may increase advertising spend in future periods to continue driving our growth.
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
We rely in part on digital advertising, including search engine marketing, to promote awareness of our online marketplace, grow our business, attract new, and increase engagement with existing, sellers and buyers. In particular, we rely on search engines, such as Google, and the major mobile app stores as important marketing channels. Search engine companies change their search algorithms periodically, and our ranking in searches may be adversely impacted by those changes. Search engine companies or app stores may also determine that we are not in compliance with their guidelines and penalize us as a result. If search engines change their algorithms, terms of service, display, or the featuring of search results, determine we are out of compliance with their terms of service or if competition increases for advertisements, we may be unable to cost-effectively add sellers and buyers to our website and apps. Our relationships with our marketing vendors are not long-term in nature and do not require any specific performance commitments. In addition, many of our online advertising vendors provide advertising services to other companies, including companies with whom we may compete. As competition for online advertising has increased, the cost for some of these services has also increased. Our marketing initiatives may become increasingly expensive and generating a return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, such increase may not offset the additional marketing expenses we incur.
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
We believe that our existing cash, cash equivalents, and short-term investments will be enough to meet our anticipated cash needs for at least the next 12 months. We may require additional capital to grow our business, including the need to develop our online marketplace services, expand across and within product verticals, enhance our operating infrastructure, expand the markets in which we operate, and potentially acquire complementary businesses and technologies. Our future capital requirements will depend on many factors, including the emergence of competing online marketplaces and other adverse marketing developments; the timing and extent of our sales and marketing and technology and development expenditures; and any investments or acquisitions we may choose to pursue in the future. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or issuances of convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could suffer.
Our strategic initiatives to reduce our cost structure towards cash flow positive operations could have long-term adverse effects on our business operations, and we may not realize the operational or financial benefits from such actions, including achieving our cash flow positive operations.
Our cost-reduction initiatives related to achieving cash flow positive operations are subject to many risks and uncertainties and may have an adverse impact on our performance. For example, during the year ended December 31, 2023, we identified that we had excess vacancy in our office spaces and entered into a sublease agreement with a third party for approximately 78% of the rentable office space, which expanded to 100% of the rentable office space in January 2024. The sublease expires on the expiration date of our lease. This cost-reduction initiative could materially and adversely affect our business, cash flows, results of operations, profitability, and financial condition, due to factors beyond our control, including if our subtenant fails to make lease payments or otherwise defaults on their obligation to us as we could incur such payment obligations to our landlord and we may not be successful in realizing our anticipated savings and efficiencies. Additionally, in June 2023 and again in January 2025, we completed workforce reductions designed to reduce our operating costs and realign our investment priorities. We may not effectively execute on, or achieve the stated goals of, any future workforce reductions. For example, reductions in workforce may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, and decreased employee morale. In addition, while certain positions may be eliminated, other functions necessary to our operations remain. We may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees and may need to incur additional and unanticipated costs to rehire or hire new personnel to perform such duties or may need to conduct additional reductions in workforce as we further redistribute such duties. If we are unable to realize the anticipated benefits, or experience significant adverse consequences, from any of our cost-reduction initiatives, our business, financial condition, and results of operations may be materially adversely affected.
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
•varying levels of Internet, e-commerce, and mobile technology adoption and infrastructure;
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
We have in the past incurred and may in the future incur losses from various types of fraudulent transactions, including the use of stolen credit card numbers and claims that a buyer did not authorize a purchase. In addition to the direct costs of these losses, if the fraud is related to credit card transactions and becomes excessive, it could result in us paying higher fees or losing the right to accept credit cards for payment. Under current credit card practices, we may be found liable for fraudulent credit card transactions if we do not collect certain information from buyers, such as credit verification value numbers or cardholder signatures upon delivery of purchases. Our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action or lead to expenses that could substantially impact our results of operations.
Our business depends on continued and unimpeded access to the Internet, mobile networks, and third-party services.
To access our online marketplace, our sellers and buyers rely on access to the Internet or mobile networks. We also depend on widely adopted third-party platforms to reach our customers, such as popular mobile, social, search, and advertising offerings. Internet service providers may choose to disrupt or degrade access to our online marketplace or increase the cost of such access. Similarly, to download our mobile applications, application store providers must allow our applications to be listed. Internet service providers or application store providers could also attempt to charge us for providing access to our online marketplace.
Additionally, the adoption of any laws or regulations that adversely affect the popularity or growth in use of or access to the Internet or mobile networks or our services, including laws or regulations that undermine open and neutrally administered Internet access, could decrease user demand for our service offerings and increase our cost of doing business. In May 2024, the Federal Communications Commission (the “FCC”) released an order reclassifying broadband Internet access service as a telecommunication service rather than an information service, subject to the jurisdiction of the FCC under Title II of the Communications Act, reinstating the network neutrality rules it adopted in 2015 and then overturned in 2017. On January 2, 2025, however, the U.S. Court of Appeals for the Sixth Circuit issued a decision invalidating the reclassification and the network neutrality rules. Outside of the United States, government regulation of the Internet, including the idea of network neutrality, may be developing or non-existent. As a result, we could face discriminatory or anti-competitive practices that could impede our and sellers’ growth prospects, our buyer’s access to our platform, increase our costs, and harm our business.

Any significant disruption in service provided by, or termination of our relationship with, third parties that host our website, mobile app, or process payments made by buyers to sellers on our online marketplace could damage our reputation and result in loss of sellers and buyers, which in turn would harm our business and results of operations.
Our brand and ability to attract and retain sellers and buyers depends, in part, on the reliable performance of our cloud-hosted servers, network infrastructure and content delivery process. If the services provided by third parties are disrupted or if we are unable to maintain and scale the technology underlying our platform, our operations and business could suffer. The volume of traffic and activity on our online marketplace spikes on certain days and during certain periods of the year, such as during the fourth quarter due to the seasonality of our business, and any interruption would be particularly problematic if it were to occur at such a high-volume time.
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
We have experienced, and expect that in the future we will experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, capacity constraints, and lack of network connectivity in one or more regions, which affect the availability of services on our platform and prevent or inhibit the ability of sellers and buyers to access our online marketplace or complete purchases on our online marketplace and app. Third-party providers host much of our technology infrastructure. Any disruption in their services, or any failure of our providers to handle the demands of our online marketplace could significantly harm our business and damage our reputation. Third-party providers also have systems that are constantly evolving, it is difficult to predict the challenges that we may encounter in developing our platform for use in conjunction with such third-party systems, and we may not be able to modify our integrations to assure its compatibility with the systems of other third parties following any of their changes to their systems. Further, if we experience failures in our technology infrastructure or do not expand our technology infrastructure successfully, then our ability to attract and retain sellers and buyers and our growth prospects and our business would suffer. We do not have control over the operations of the facilities of these third-party providers that we use. These facilities may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct.
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

We rely on Amazon Web Services (AWS) for a substantial portion of the computing, storage, data processing, networking, and other services for our online marketplace. A significant disruption of or interference with our use of AWS would negatively impact our operations and seriously harm our business.
AWS provides a distributed computing infrastructure as a service platform for our online marketplace’s business operations. Our primary production environment and data centers are on AWS, increasing our reliance on cloud infrastructure. Any transition of the cloud services currently provided by AWS to another cloud provider would be difficult to implement and would cause us to incur significant time and expense. Our products and services rely in significant part on continued access to, and the continued stability, reliability, and flexibility of AWS. Any significant disruption of, or interference with, our use of AWS would negatively impact our operations, and our business would be seriously harmed. In addition, if hosting costs increase over time and if we require more computing or storage capacity, our costs could increase disproportionately. If we are unable to grow our revenues faster than the cost of utilizing the services of AWS or similar providers, our business and financial condition could be adversely affected.
If our insurance coverage is insufficient or our insurers are unable to meet their obligations, our insurance may not mitigate the risks facing our business.
We contract for insurance to cover a number of risks and potential liabilities. Our insurance policies cover areas such as general liability, errors and omissions liability, employment liability, business interruptions, data breach, crime, product liability, property damage, and directors’ and officers’ liability. For certain types of business risk, we may not be able to, or may choose not to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate the risks we face, or we may have to pay high premiums and/or deductibles for the coverage we do obtain. For example, we may not have adequate insurance coverage related to the actions of sellers on our platforms or for security incidents or data breaches. In evolving areas such as platform products liability, court decisions suggest that different jurisdictions may take differing positions on the scope of e-commerce platform liability for seller products. In some circumstances, a platform might be held liable for violations of applicable legal regimes by sellers and their products, such as intellectual property laws, privacy and security laws, product regulation, or consumer protection laws. Court decisions and regulatory changes in these areas may shift quickly, both in the United States and worldwide, and our insurance may be inadequate or unavailable to protect us from existing or newly developing legal risks.
Finally, while some sellers on our platforms may be insured for some or all of these risks, many small businesses do not carry any or sufficient insurance, and, even if a seller is insured, the insurance may not cover the relevant loss.
These factors may lead to increased costs for insurance, our increased liability, increased requirements or liability on sellers on our platforms, changes to our marketplaces or business model, or other damage to our brands and reputation.
Our cash, cash equivalents and short-term investments may be exposed to failure of our banking institutions.
While we seek to minimize our exposure to third-party losses of our cash, cash equivalents and short-term investments, our cash held in non-interest bearing and interest-bearing accounts that may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance, or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was unable to continue their operations and the FDIC was appointed as receiver for SVB and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue their operations. Although we did not have any material funds in SVB or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues. If further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash, cash equivalents and short-term investments would adversely affect our business.
Risks Related to Human Capital
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
Our ability to attract, retain, and motivate employees and contractors is important to our success. In addition, we may face challenges in connection with timely recruiting, hiring, and retaining qualified engineers to support our operations; and, other companies, including our competitors, may be successful in recruiting and hiring our employees and contractors. Qualified individuals are limited and in high demand, and we may incur significant costs to attract, develop and motivate them. Further, our future work environment strategy is continuing to evolve and may not meet the needs of our existing and potential future employees and they may prefer work models offered by other companies. If we fail to recruit and retain specialized employees and contractors, our ability to grow our business and our operations could suffer.
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
Risks Related to Data Privacy and Cybersecurity, and Infrastructure
Our use and other processing of personal information and other data is subject to laws and obligations relating to privacy and data protection, and our failure to comply with such laws and obligations could harm our business.
Complex local, state, federal, and international laws, rules, and regulations apply to the collection, receiving, use, storing, retention, protection, security, disclosure, transfer, and other processing or handling of personal data about individuals, including our users and employees around the world. These privacy and data protection laws, rules, and regulations are quickly evolving, and we expect that there will continue to be new proposed laws, rules, regulations, and industry standards concerning privacy, data protection, and information security in the United States, UK, EU, and other jurisdictions in which we operate. See “Risk Factors--Risks Related to Legal, Regulatory Matters and Litigation--Expanding and evolving regulations in the areas of privacy and user data protection could create technological, economic, and cross-border business impediments to our business and those of our sellers.” If we fall short of our data protection obligations in countries in which we operate, we could face potential liability, regulatory investigations, and costly litigation, which may not be adequately covered by insurance. We have been incurring, and expect that we will continue to incur, costs related to compliance with such current and new local, state, federal, or international laws. In addition, any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.
The U.S. government has announced that it is reviewing the need for even greater regulation for the collection of information concerning consumer behavior on the Internet and mobile platforms, including regulation aimed at restricting certain targeted advertising practices, the use of location data and disclosures of privacy practices in the online and mobile environments, including with respect to online and mobile applications. In addition, state governments are engaged in similar legislative and regulatory activities. For example, the California Consumer Privacy Act (the “CCPA”) requires certain disclosures to California consumers regarding a business’ data processing activities, provides data privacy rights to California consumers, including the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information, and entails new operational requirements for covered companies to afford California consumers such rights. The CCPA establishes significant penalties for noncompliance. The California Privacy Rights Act (the “CPRA”), effective as of January 1, 2023, significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding consumers’ rights with respect to certain sensitive personal information and rights to object to sharing information for behavioral advertising purposes, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Comprehensive privacy legislation imposing similar obligations has been passed in nearly 20 additional states. Additionally, there has been discussion in Congress of a new comprehensive federal data protection and privacy law that, if passed, could create conflicting requirements and compliance with which could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs, and adversely affect our business. In addition, all 50 states have laws that include obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers, and others. Aspects of these U.S. state privacy laws and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.
Similarly, the UK General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) and the EU’s General Data Protection Regulation (“GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”), impose stringent data protection and privacy requirements on businesses in relation to the collection, processing, sharing, disclosure, transfer, and other use of personal data of EU and UK data subjects. Complying with the GDPR remains an onerous and potentially costly obligation as interpretations of the specific requirements emerge through the courts, enforcement decisions and regulatory guidance.
In addition, the evolving framework governing the transfer of personal data subject to the GDPR to non-adequate jurisdictions presents significant challenges (e.g., where an EU seller or buyer transfers personal data to us in the U.S.) due to data localization requirements or limitations on cross-border data flows. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws they generally believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws, creating additional compliance hurdles for businesses.
Current Standard Contractual Clauses (“SCCs”), adopted by the European Commission in 2021, are limited to transfers where the data importer is not subject to the GDPR. This has left organizations without a clear legal framework for transfers between entities both subject to the GDPR, creating legal uncertainty and operational challenges. Additionally, interpretations of GDPR provisions by courts, along with the enforcement of national laws in EU member states, add complexity and potential inconsistencies in compliance requirements. The European Commission plans to address this gap by introducing new SCCs by the second quarter of 2025, following a public consultation in late 2024.
Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal information out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.
Until new SCCs are adopted and clear guidance is provided, there remains considerable uncertainty surrounding the future trajectory of the perception of such transfers and businesses face heightened risks, including regulatory scrutiny, enforcement actions, and legal disputes stemming from conflicting interpretations of these requirements or from inconsistencies from one jurisdiction to another, subject to differing interpretations and may be interpreted to conflict with our practices. Additionally, we are, and will continue to be, bound by contractual requirements applicable to our collection, use, processing and disclosure of various types of data, such as via Data Processing Addenda, including personal information, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters.
Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules and regulations, or with other obligations to which we or such third parties are or may become subject, may result in actions against us by governmental entities, private claims and litigation, the expenditure of legal and other costs and of substantial time and resources, and fines, penalties or other liabilities. Any such action would be expensive to defend, may require the expenditure of substantial legal and other costs and substantial time and resources, and likely would damage our reputation and adversely affect our business and results of operations. As such, delays or shortcomings in the adoption of new SCCs or continued legal uncertainty could exacerbate these risks, adversely affecting our business, financial condition, and operational outcomes.
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
Further, in view of new or modified federal, state, or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. Privacy, data protection and information security concerns, whether valid or not valid, may inhibit the use and growth of our online marketplace, particularly in certain foreign countries.

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
Use of social media, emails, phone calls, text messages, and push notifications may harm our reputation or subject us to fines or other penalties.
We use social media, emails, phone calls, text messages, and push notifications as part of our omni-channel approach to marketing and communications with sellers and buyers.
As laws and regulations evolve to govern the use of these channels, the failure by us, our employees, or third parties acting at our direction to comply with applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. For example, under the federal Telephone Consumer Protection Act (the “TCPA”), we face potential exposure to liability for certain types of telephonic communication with customers, including, but not limited to, text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. We are regularly subject to class-action lawsuits, as well as individual lawsuits, containing allegations that our businesses violated the TCPA. These lawsuits, and other private lawsuits not currently alleged as class actions, seek damages (including statutory damages) and injunctive relief, among other remedies. While a 2021 Supreme Court decision narrowed the applicability of the TCPA’s restrictions, plaintiffs continue to test the boundaries of the decision, and a few states, including Florida and Oklahoma, have adopted TCPA-like laws that similarly provide for statutory damages and a private right of action. Additional states may follow suit. A determination that there have been violations of the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.
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
If the use of “cookie” tracking technologies is further restricted, regulated, or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of internet user information we collect would decrease, which could harm our business and operating results.
Cookies are small data files that are sent by websites and stored locally on an internet user’s computer or mobile device. We, and third parties who work on our behalf, collect data via cookies that is used to track the behavior of visitors to our sites, to provide a more personal and interactive experience, and to increase the effectiveness of our marketing. However, internet users can easily disable, delete, and block cookies directly through browser settings or through other software, browser extensions, or hardware platforms that physically block cookies from being created and stored.
Privacy regulations restrict how we deploy our cookies and this could potentially increase the number of internet users that choose to proactively disable cookies on their systems or cause or business partners, service providers, or vendors to no longer maintain their cookie processes. We may have to develop alternative systems to determine our clients’ behavior, customize their online experience, or efficiently market to them if clients block cookies or regulations introduce additional barriers to collecting cookie data.
Climate change may have an adverse impact on our business.
Risks related to rapid climate change may have an increasingly adverse impact on our business, our sellers’ businesses, and our buyers. Any of our primary locations and the locations of our buyers and sellers may be vulnerable to the adverse effects of climate change. For example, our New York headquarters has experienced, and is projected to continue to experience, climate-related events at an increasing frequency, including floods, severe storms, and heat waves. Furthermore, it is more difficult to mitigate the impact of these events on our employees in light of our flexible work model, which has allowed for a remote and dispersed work environment. Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business and the transactions consummated between our sellers and buyers, which could have a material adverse effect on our financial condition and results of operations.

Risks Related to Legal, Regulatory Matters and Litigation
Our business is subject to a large number of U.S. and non-U.S. laws, many of which are evolving.
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
The sale of certain items through our online marketplace is subject to regulation, including by regulatory bodies such as the U.S. Consumer Product Safety Commission, the Federal Trade Commission, the U.S. Fish and Wildlife Service and other international, federal, state, and local governments and regulatory authorities. These laws and regulations are complex, vary from state to state and change often. We monitor these laws and regulations and adjust our business practices as warranted to comply. We list luxury design items from numerous sellers located throughout the United States and from over 75 countries, and the items listed by our sellers may contain materials such as fur, python, ivory, and other exotic animal product components, that are subject to regulation or cultural patrimony considerations. Our standard seller terms and conditions require sellers to comply with applicable laws when listing their items. Failure of our sellers to comply with applicable laws, regulations and contractual requirements could lead to litigation or other claims against us, resulting in increased legal expenses and costs. Moreover, failure by us to effectively monitor the application of these laws and regulations to our business, and to comply with such laws and regulations, may negatively affect our brand and subject us to penalties and fines.
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

Additionally, the luxury design items our sellers sell could be subject to recalls and other remedial actions and product safety, labeling, and licensing concerns may require us to voluntarily remove selected items from our online marketplace. Such recalls or voluntary removal of items can result in, among other things, lost sales, diverted resources, potential harm to our reputation, and increased customer service costs and legal expenses, which could harm our results of operations.
Some of the luxury design items sold through our online marketplace on behalf of our sellers may expose us to product liability claims and litigation or regulatory action relating to personal injury, environmental, or property damage. We cannot be certain that our insurance coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms or at all. In addition, while all of our seller agreements contain a standard indemnification provision, certain sellers may not have sufficient resources or insurance to satisfy their indemnity and defense obligations which may harm our business.
We are subject to governmental export and import controls and anti-corruption laws and regulations that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various restrictions under U.S. export and similar laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions administered by the OFAC. The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the provision of certain goods and services to U.S. embargoed or sanctioned countries and regions, governments, persons, and entities. We may also be subject to new or changing import and export laws and regulations in connection with the change in administration or otherwise, or actions by foreign governments in response to the same. In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide sellers and buyers access to our online marketplace or could limit our sellers’ and buyers’ ability to access or use our services in those countries.
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
Claims, lawsuits, government investigations, judgments, settlements, and other legal proceedings could adversely affect our business, financial condition, and results of operations.
From time to time, we have, and may in the future, become involved in legal proceedings, claims, or litigation matters, such as matters incidental to the ordinary course of our business, including intellectual property, commercial, employment, class action, whistleblower, accessibility, and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters, whether meritorious or not, can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, damage our reputation, or require us to change our business practices. Further, our general liability insurance may not cover all potential claims made against us or be sufficient to indemnify us for all liability that may be imposed. In addition, the expense of litigation and the timing of these expenses from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
Expanding and evolving regulations in the areas of privacy and user data protection could create technological, economic, and complex cross-border business impediments to our business and those of our sellers.
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
In the European Union, the GDPR contains strict requirements for processing the personal data of individuals residing in E.U. member states, the EEA, and certain additional territories. The GDPR contains numerous requirements, including robust obligations on data controllers and data processors, greater rights for data subjects, including, for example, the “right to be forgotten,” and increased data portability, access, and redress rights for E.U. data subjects, security and accountability obligations (including stringent data breach notification requirements), increased rules for online and email marketing, compliance requirements related to our sellers, vendors, and other third parties, stronger regulatory enforcement regimes, and significantly heavier documentation and record-keeping requirements. The GDPR is subject to changing interpretations due to decisions of data protection authorities, courts, and related legislative efforts both E.U.-wide and in particular jurisdictions. Due to the GDPR and the implementation following Brexit of the U.K. GDPR, we may experience difficulty retaining or obtaining new E.U. or U.K. sellers, or current and new sellers may limit their selling into the European Union, due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for them about their own compliance obligations with respect to the GDPR and U.K. GDPR. Furthermore, while the GDPR and U.K. GDPR remain substantially similar for the time being, the U.K. GDPR is currently under review in the United Kingdom and there may be further changes made to it over the next few years, including in ways that may differ from the GDPR, which could result in further compliance obligations. In addition, although our sellers are independent businesses, it is possible that a privacy authority could deem us jointly and severally liable for actions of our sellers or vendors, which would increase our potential liability exposure and costs of compliance, which could negatively impact our business. We could face potential liability, regulatory investigation, and costly litigation, which may not be adequately covered by insurance.
In the United States, rules and regulations governing data privacy and security include those promulgated under the authority of the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the CCPA and CPRA, and other state and federal laws relating to privacy, consumer protection, and data security. The CCPA and CPRA, and other recent and/or proposed state privacy laws, include requirements regarding the handling of personal information of consumers and households, including compliance and record keeping obligations, the right to request access to and deletion of their personal information, and the right to opt out of the sale and other uses of their personal information. Certain states provide a private right of action and statutory damages for data breaches.
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
GDPR, CPRA, CCPA, and similar laws in other jurisdictions, and future changes to or interpretations of any of these laws, may continue to change the data protection landscape globally, may be potentially inconsistent or incompatible, and could result in potentially significant operational costs for internal compliance and risk to our business. Some of these requirements introduce friction into the buying and selling experience on our platforms and may impact the scope and effectiveness of our marketing efforts, which could negatively impact our business and future outlook. Complying with these laws and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities. See “Risk Factors—Risks Related to Data Privacy and Cybersecurity, and Infrastructure—Our use and other processing of personal information and other data is subject to laws and obligations relating to privacy and data protection, and our failure to comply with such laws and obligations could harm our business.” We may not be entirely successful in our compliance efforts due to various factors either within our control (such as limited internal resource allocation) or outside our control (such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain requirements).
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
We rely on a combination of intellectual property rights, contractual protections, and other practices to protect our brand, proprietary information, technologies, and processes. We primarily rely on copyright and trade secret laws to protect our proprietary technologies, and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademark “1stDibs” and our logos and taglines. Our trademarks are valuable assets that support our brand and consumers’ perception of our services and merchandise. We also hold the rights to the “1stDibs.com” Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation could suffer, we could incur significant expense establishing new brands and our results of operations could be adversely impacted. Although we do not currently have any issued patents, we may pursue patent protection for aspects of our technology in the future. We cannot predict whether any pending patent application will result in an issued patent that will effectively protect our intellectual property. Even if a patent issues, the patent may be circumvented or its validity may be challenged. In addition, we cannot provide assurance that every significant feature of technology and services will be protected by any patent or patent application. Further, to the extent we pursue patent protection for our innovations, patents applications may not result in issued patents, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain.

Third parties have challenged and likely will continue to challenge our copyrights, trademarks, and other intellectual property and proprietary rights owned or held by us, or may knowingly or unknowingly infringe, misappropriate, or otherwise violate our copyrights, trademarks, or other proprietary rights. We allocate resources, and may be required to allocate significant resources, to monitor and protect our intellectual property rights, and the efforts we take to protect our proprietary rights may not always be sufficient. When violations occur, or if we detect violations, enforcing our intellectual property rights often requires pre-litigation tactics and may require litigation, which can be time-consuming, expensive, and divert management’s attention from standard business operations.
Although our enforcement efforts have not frequently encountered defenses or counterclaims challenging the validity or enforceability of our intellectual property rights, such challenges remain a risk. Courts may still determine that some of our intellectual property rights are unenforceable. If we are unable to cost-effectively protect our intellectual property rights, then our business could be harmed. An adverse decision in any of these legal actions could limit our ability to assert our intellectual property or proprietary rights, limit the value of our intellectual property or proprietary rights, or otherwise negatively impact our business, financial condition, and results of operations.
If the protection of our intellectual property and proprietary rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to existing or potential sellers and buyers may become confused in the marketplace, and our ability to attract sellers and buyers may be adversely affected.
Intellectual property claims, which can be extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies in the future.
There is considerable intellectual property development activity in our market. Additionally, it is common for individuals and groups to purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract licenses or settlements from companies like ours. Furthermore, we may be sued by third parties who seek to target us for actions taken by our sellers on our platform. From time to time, we receive notices that claim we have infringed, misappropriated, or misused other parties’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. Third-party intellectual property rights may cover significant aspects of our technologies or business methods or block us from expanding our offerings.
Intellectual property claims against us, with or without merit, could be time-consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not always be successful in defending ourselves in such matters.
Potential litigants, including some of our competitors and patent holding companies, have the ability to dedicate substantial resources to enforcing their intellectual property rights. Any claims successfully brought against us could subject us to significant liability for damages and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights. We also might be required to seek a costly license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we could be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.
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
We are required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. In addition, as a public company, we are subject to Section 404(a), which requires us to include a report on our internal controls, including an assessment of the effectiveness of our internal controls and financial reporting procedures. Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions, or investigations by regulatory authorities, which would require additional financial and management resources.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We are taking advantage of certain exemptions under the JOBS Act from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these exemptions for up to five years or until we are no longer an “emerging growth company,” whichever is earlier. We currently expect to cease to be an emerging growth company as of December 31, 2026, the last day of the fiscal year following the fifth anniversary of our IPO. Accordingly, we will likely become subject to additional disclosure and reporting requirements and related increased compliance costs.
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
Our operations as a public company require substantial costs and substantial management attention, and we may not be able to manage our operations as a public company effectively or efficiently.
As a public company, we have incurred, and expect to continue to incur, significant legal, accounting, and other expenses, and we must maintain effective disclosure and financial controls and corporate governance practices. Our management team and other personnel devote a substantial amount of time to, and we may not effectively, or efficiently manage our operations as a public company, including our compliance with laws and regulations applicable to public companies. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the SEC and Nasdaq. If, notwithstanding our efforts to comply with these laws, regulations, and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Further, failure to comply with these rules might make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management. As such, we intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment has resulted, and may continue to result in, increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.
We are subject to regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act, and if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
Section 404 requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting. Since our second annual report following our IPO, we have been required to provide a management report on internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company,” as defined in the JOBS Act.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. Implementing and maintaining effective internal controls has taken, and in the future will likely take, a significant amount of time and may require specific compliance training of our personnel. We have incurred, and expect to continue to incur, significant expense and devote substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act. For example, we have hired, and may in the future need to hire, additional accounting and finance personnel with system implementation experience and expertise regarding compliance with the Sarbanes-Oxley Act. We may be unable to identify and hire qualified professionals with requisite technical and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If we are unable to recruit and retain additional finance personnel as needed, or if we fail to maintain, or strengthen as needed, our financial reporting systems, infrastructure, and internal control over financial reporting, the quality and timeliness of our financial reporting may suffer, which could result in the identification of significant deficiencies or material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported consolidated financial statements could cause our stock price to decline and could harm our business, financial condition, and results of operations. We expect to continue to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404.
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
An increasing number of states have considered or adopted laws that impose tax collection obligations on out-of-state sellers of goods. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al (“Wayfair”), that online sellers can be required to collect sales tax despite not having a physical presence in the state of the customer. In response to Wayfair, or otherwise, state or local governments and taxing authorities may adopt, or begin to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. In addition, almost fully remote work environment can result in an increased number of states in which we have employees, which may result in sales tax obligations that we did not previously have. While we believe that we collect and remit sales taxes in every state that requires sales taxes to be collected, including states where we do not have a physical presence, the adoption of new laws by, or a successful assertion by the taxing authorities of, one or more state or local governments requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments and taxing authorities of sales tax collection obligations on out-of-state e-commerce businesses could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could harm our business and results of operations.
Our business and our sellers may be subject to sales tax, value-added tax (“VAT”), provincial taxes, goods and services tax, and other taxes.
The application of indirect taxes, such as sales and use tax, VAT, provincial taxes, goods and services tax, business tax and gross receipt tax, to businesses like ours and to our sellers and buyers is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and could change. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes apply to our business or to sellers’ businesses. One or more states, the federal government, or other countries may seek to impose additional reporting, record-keeping, or indirect tax collection obligations on businesses like ours that facilitate online commerce. In addition, under EU VAT obligations for business to consumer e-commerce sellers and marketplaces, certain marketplaces are the deemed supplier when they facilitate certain cross-border business to consumer transactions of their third-party sellers. As a result, marketplaces may be liable to collect, report, and remit the VAT due from the consumer. The United Kingdom has similar VAT marketplace rules, and, in certain situations, may make facilitating marketplaces liable for the VAT collections for their overseas sellers. We continually monitor changes, such as these, which could materially affect our business operations. New taxes, both domestically and internationally, could also require us or sellers to incur substantial costs to capture data and collect and remit taxes. Such obligations add additional costs associated with tax collection, remittance, and audit requirements, which could make selling through our online marketplace less attractive and more costly for sellers, which could harm our business
Application of existing tax laws, rules or regulations are subject to interpretation by taxing authorities.
We are subject to income taxation at the federal, state, and local levels in the U.S. and also various international jurisdictions. The application of income and other tax laws is subject to interpretation. Although we believe our tax methodologies are compliant, a taxing authority’s final determination in the event of a tax audit could materially differ from our past or current methods for determining and complying with our tax obligations, including the calculation of our tax provisions and accruals, in which case we may be subject to additional tax liabilities, possibly including interest and penalties. Furthermore, taxing authorities have become more aggressive in their interpretation and enforcement of such laws, rules, and regulations over time, as governments are increasingly focused on ways to increase revenues. This focus has contributed to an increase in audit activity and stricter enforcement by taxing authorities. As such, additional taxes or other assessments may be in excess of our current tax reserves or may require us to modify our business practices to reduce our exposure to additional taxes going forward, any of which may have a material adverse effect on our business, results of operations, financial condition, and prospects.
We may experience fluctuations in our tax obligations and effective tax rate.
We are subject to taxation in the United States and in other jurisdictions. We record tax expense based on current tax payments and our estimates of future tax payments, which may include reserves for estimates of probable settlements of tax audits. At any time, multiple tax years could be subject to audit by various taxing jurisdictions. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be adversely impacted by changes in tax laws, changes in the mix of revenue among different jurisdictions, changes to accounting rules, and changes to our ownership or capital structure. Fluctuations in our tax obligations and effective tax rate could adversely affect our business.
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
We have incurred substantial net operating losses (“NOLs”), during our history. Unused NOLs may carry forward to offset future taxable income if we achieve profitability in the future, unless such NOLs expire under applicable tax laws. However, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs and other pre-change tax attributes to offset its post-change taxable income or other taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the company. We completed formal studies through December 31, 2022 to determine if any ownership changes within the meaning of Sections 382 and 383 of the Code have occurred. As a result of the studies, we determined that although we experienced an ownership change on July 28, 2015, the limitation from the ownership change will not result in any of the NOLs or tax credits expiring unutilized. No additional ownership changes have occurred through the date of the most recent study. We are in the process of updating the formal study through December 31, 2024 to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred. It is possible that we may experience an ownership change as a result of this study. In the event that we experience an ownership change within the meaning of Sections 382 and 383 of the Code as a result of the study or any future transactions in our stock, then we may be limited in our ability to use our NOL carryforwards to offset our future taxable income, if any.
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
Risks Related to Our Common Stock
The price of our common stock has in the past been, and in the future may be, volatile, and you may lose all or part of your investment.
Our stock price has in the past been, and in the future may be, volatile and has experienced declines in the past and may experience future declines. As a result, you may not be able to resell your shares at or above the price at which your shares were acquired. The stock market in general has been highly volatile in light of the impacts from global adverse economic, political, or market conditions, including changes resulting from increases in inflation or interest rates, consumer credit conditions, consumer debt levels, employment rates, consumer confidence, supply chain disruptions, and geopolitical instability. Our stock price has fluctuated significantly in the past and will likely fluctuate in the future and may decline, resulting in a loss of some or all of your investment. For example, our common stock has traded both above and below our IPO price. The trading price and volume of our common stock could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
•events or factors resulting from war or other outbreak of hostilities, geopolitical tensions, acts of terrorism, global health crises, such as the recent COVID-19 pandemic, responses to these events, or the perception that any such factors or events may occur;
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
•new or changes in laws or regulations or governmental policies, or, new interpretations of existing laws or regulations applicable to our business;
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
From time to time, we may release guidance in our earnings releases, earnings conference calls, or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance, which will include forward-looking statements, will be based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. The principal reason that we may release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. With or without our guidance, analysts, and other investors may publish expectations regarding our business, financial condition, and results of operations. We do not accept any responsibility for any projections or reports published by any such third parties. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Our operating results with respect to one or more certain financial measures have in the past, and in the future may, come in below expectations, including market or analyst expectations. Any change in previously released guidance or in our practice of releasing guidance could materially and adversely affect the trading price of our common stock. Further, if our actual performance does not meet or exceed our guidance or investor expectations, the trading price of our common stock is likely to decline.
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
•specify that special meetings of our stockholders can be called only by our board of directors, the Chairperson of our board of directors, or our Chief Executive Officer;
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

Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as our business depends on both buyers and sellers trusting that their shopping experience with us is both reliable and safe. We have integrated cybersecurity risk management into our broader risk management framework in many ways, including (i) our regular updates to the Audit Committee, (ii) our information technology and security related internal controls and (iii) our global incident response and vulnerability management programs.
We view cybersecurity as a shared responsibility across the Company. All employees are required to complete yearly security training, and we periodically perform tabletop exercises with management participation. Further, our cross-functional teams work together to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. We use various security tools and processes to help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner, including, but not limited to, internal reporting, monitoring and detection tools and a vulnerability identification program.
Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity consultants in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, with a goal of ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third parties includes regular audits, threat assessments, and consultation on security enhancements.
In order to mitigate data or security incidents that may originate from third party vendors or suppliers, we conduct both privacy and security assessments to properly identify, prioritize, assess and remediate any third party risks, and require security and privacy addenda to our contracts where applicable.
The nature of our business exposes us to cybersecurity threats and attacks that can lead to the unauthorized acquisition or access, compromise, loss, misuse or theft of our data, including personal information, confidential information or intellectual property. As of the date of this Annual Report on Form 10-K, we are not aware of any material incidents or risks from cybersecurity threats that have materially affected us, including our business strategy, results of operations, or financial condition. For a discussion of how material risks from cybersecurity threats could materially affect us, see “Risk Factors—Risks Related to Privacy, Cybersecurity, and Infrastructure—If sensitive information about our sellers and buyers or other third parties with whom we transact business is disclosed, or if we or our third-party providers are subject to cyber-attacks, use of our online marketplace could be curtailed, we may be exposed to liability, and our reputation would suffer.”
Governance
Our Board of Directors is ultimately responsible for the Company's risk oversight, including cybersecurity and privacy risks. Our Board of Directors has delegated responsibility for oversight of cybersecurity risks to the Audit Committee. The Audit Committee comprises board members with diverse expertise, including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively. Our Audit Committee is charged with reviewing and discussing our policies with respect to risk assessment and risk management, which includes overseeing our major financial, privacy, security, cybersecurity, and technology risk exposures and the steps our management has taken to monitor and control these exposures. At the management level, our Head of Engineering and the system operations team are primarily responsible for identifying, assessing, monitoring, and managing cybersecurity. Our team also regularly partners with a firm with cybersecurity specialists, implementing best practices and building a cybersecurity framework around identifying, protecting, detecting, responding, and recovering from cybersecurity threats. The Audit Committee receives reports from senior management, including our periodic committee meetings, which include, on a rotating basis, in-depth presentations on specific areas of risk and regular enterprise risk management updates.
In addition to our scheduled meetings, our Global Incident Response Plan ensures that significant developments or incidents, even if immaterial to us, are reviewed regularly by a cross-functional team to determine whether further escalation to the Audit Committee is appropriate, ensuring the committee's and the Board of Directors’ oversight is timely and responsive. Our Global Incident Response Plan also includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Item 2.    Properties
Our corporate headquarters are located in New York, New York. Effective January 2024, our corporate headquarters have been relocated to 300 Park Avenue South, New York, New York, where we currently lease approximately 13,000 square feet under a lease agreement that expires in December 2028. We also lease approximately 42,000 square feet in New York, New York, which we are currently subleasing to a third party. See Note 10, “Leases” for further discussion.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock has been listed on the Nasdaq Global Market under the symbol “DIBS” since June 10, 2021. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of the close of business on February 24, 2025, there were 85 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In August 2023, the Board of Directors authorized the Company to repurchase up to an aggregate of $20.0 million of its common stock (“2023 Stock Repurchase Program”). In June 2024, the Board of Directors authorized an increase to the Company’s 2023 Stock Repurchase Program to an aggregate repurchase amount of $25.5 million, and subsequently announced the completion of its 2023 Stock Repurchase Program. In August 2024, the Board of Directors authorized the Company to repurchase up to an aggregate of $10.0 million of its common stock (“2024 Stock Repurchase Program”). As of December 31, 2024, 6,443,522 shares have been purchased for a total cost of $31.6 million and approximately $3.8 million remains available for future purchases under the 2024 Stock Repurchase Program.
The following table presents details of our monthly share repurchases for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)
October 1, 2024 - October 31, 2024	314,946	$4.42	314,946	$7,693
November 1, 2024 - November 30, 2024	443,298	$4.03	443,298	$5,905
December 1, 2024 - December 31 2024	566,708	$3.74	566,708	$3,788
Total	1,324,952		1,324,952
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
Company Overview
We are one of the world’s leading online marketplaces for connecting design lovers with many of the best sellers and makers of vintage, antique, and contemporary furniture, home décor, jewelry, watches, art, and fashion. We believe we are a leading online marketplace for these luxury design items based on the aggregate number of listings on our online marketplace and our Gross Merchandise Value (“GMV”). Our sellers, who undergo an evaluation by our in-house experts to vet the integrity of their listings, in-depth marketing content, and custom-built technology platform create trust in our brand and facilitate high-consideration purchases of luxury design items online. By disrupting the way these items are bought and sold, we are both expanding access to, and growing the market for, luxury design.
1stDibs began over two decades ago with the vision of bringing the magic of the Paris flea market online by creating a listings site for top vintage and antique furniture sellers. The quality of our initial seller base enabled us to build a reputation in the design industry as a trusted source for unique luxury design. Since then, we have strengthened our brand as well as deepened and broadened our seller relationships. We launched our e-commerce platform in 2013 and transitioned to a full e-commerce marketplace model in 2016. As of December 31, 2024, we operate an e-commerce marketplace with approximately 5,900 unique sellers, compared to approximately 7,800 as of December 31, 2023. In 2024, we shifted our seller acquisition strategy and monetization approach to concentrate on fewer, but more highly engaged sellers. As of December 31, 2024, we had 7.0 million users compared to 6.3 million as of December 31, 2023, and approximately 1.8 million listings, compared to 1.7 million as of December 31, 2023. Users represent non-seller visitors who register on our website, including both buyers and prospective buyers, and are identified by a unique email address. Our online marketplace seller stock value, the sum of the listed stock value of all available products listed on our online marketplace, remained consistent year over year and exceeded $10.0 billion as of both December 31, 2024 and 2023. An individual listing’s stock value is calculated as the item’s current price multiplied by its quantity available for sale.
GMV remained flat year over year and was $362.3 million for each of the years ended December 31, 2024 and 2023. Our net revenue was $88.3 million for the year ended December 31, 2024, compared to $84.7 million for the year ended December 31, 2023, an increase of 4%. In the year ended December 31, 2024, we generated a net loss of $18.6 million and Adjusted EBITDA of $8.0 million, compared to a net loss of $22.7 million and Adjusted EBITDA of $13.3 million for the year ended December 31, 2023. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net loss to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with GAAP.
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
In June 2023, we announced a workforce reduction designed to further reduce operating costs and further realign investment priorities involving the reduction of approximately 20% of our global workforce. As a result of the reduction, we incurred approximately $2.0 million in restructuring charges during the year ended December 31, 2023, consisting primarily of employee severance and benefits costs.
During the year ended December 31, 2024, the Company incurred $1.4 million of additional employee severance and benefits costs relating to a further workforce reduction. The majority of the accrued severance totaling $1.3 million as of December 31, 2024 is anticipated to be paid during the year ending December 31, 2025, while approximately $0.1 million is expected to be paid during the first quarter of 2026. See Note 2, “Summary of Significant Accounting Policies” for further discussion on restructuring charges.
Our Business Model
We generate revenue primarily from fees from our seller marketplace services as well as other services, including advertisements.

Seller Marketplace Services
Seller marketplace services consist of marketplace transactions, subscriptions, and listings, and accounted for substantially all of our net revenue in the years ended December 31, 2024, 2023, and 2022, respectively.
Marketplace Transaction Fees
Our sellers pay us a commission and processing fee for the successful sale of an item listed on our online marketplace. We have a commission fee structure that is a function of the item’s category and price. Our commission fees range from 5% to 50% of GMV and we charge processing fees, which are approximately 3% of the buyer’s total payment, net of expected refunds. Our marketplace transaction fees represent the majority of our net revenue and accounted for 74%, 71%, and 71% of our net revenue in the years ended December 31, 2024, 2023, and 2022, respectively.
Subscription & Listing Fees
We offer our sellers various subscription pricing tiers which allows them to choose the plan that best fits their business, with choices of a higher monthly subscription fee and lower commission rates or a lower monthly subscription fee and higher commission rates. Subscription fees accounted for 22%, 24%, and 24% of our net revenue in the years ended December 31, 2024, 2023, and 2022, respectively. Our ability to maintain the level of our annual subscription fee rates depends on our ability to continue to generate sales for our sellers, which in turn depends on our ability to drive GMV growth, as GMV increases the network effect on our online marketplace. We earn listing fees from sellers, on a per item basis, as directed by the seller to promote certain items at the seller’s discretion. Sellers do not pay a listing fee for a basic listing on our online marketplace, but can choose to pay for other listing fees, which provide promotional advantages over the basic listing. Listing fees accounted for 3%, 4%, and 2% of our net revenue in the years ended December 31, 2024, 2023, and 2022, respectively.
Other Services
Other services consist of other charges to our sellers including advertising revenues generated from displaying ads on our online marketplace and accounted for 1%, 1% and 3% of our net revenue in the years ended December 31, 2024, 2023, and 2022, respectively. Advertising revenue is generated when impression-based ads are displayed on our online marketplace on our sellers’ behalf.
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

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
GMV	$362,274	$362,316	$425,375
Number of Orders	139,239	133,072	148,399
Active Buyers	64,306	60,716	67,598
Adjusted EBITDA (unaudited)	$(8,009)	$(13,340)	$(20,670)
Gross Merchandise Value
We define GMV as the total dollar value from items sold by our sellers through 1stDibs in a given month, minus cancellations within that month, and excluding shipping and U.S. sales taxes. GMV includes all sales reported to us by our sellers, whether transacted through the 1stDibs online marketplace or reported as an offline sale. We define “on-platform GMV” as GMV based only on sales placed or reported through the 1stDibs online marketplace, thus on-platform GMV is a subset of GMV. Offline sales consist of sales completed by a small number of sellers outside of our online marketplace and reported to us by these sellers in exchange for increased marketing exposure and/or slightly lower commission rates on both their on-platform and offline sales. We do not intend to add new sellers to this program and have not in the current year. On-platform GMV accounted for $346.3 million, or 96%, $346.6 million, or 96%, and $409.4 million, or 96%, of GMV in the years ended December 31, 2024, 2023 and 2022, respectively. We view GMV as a measure of the total economic activity generated by our online marketplace and as an indicator of the scale, growth, and health of our online marketplace. Our historical performance for GMV may not be indicative of future performance in GMV.
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
Growth and Retention of our Active Buyers
Our success depends in part on our ability to grow and retain our Active Buyer base. Our number of Active Buyers was 64,306 as of December 31, 2024 compared to 60,716 as of December 31, 2023. The total Number of Orders placed or reported through the 1stDibs online marketplace was 139,239 for the year ended December 31, 2024, compared to 133,072 for the year ended December 31, 2023. We had no Active Buyers who represented 5% or more of on-platform GMV for the years ended December 31, 2024 or 2023. Active Buyers drive our on-platform GMV and net revenue and contribute to the network effects that allow us to attract new sellers and exclusive inventory.

During the year ended December 31, 2024, we retained 23% of the 2023 on-platform GMV from buyers acquired in 2023; consistent with the year ended December 31, 2023, where we also retained 23% of the 2022 on-platform GMV from buyers acquired in 2022. We define new buyers as those who placed their first order on our online marketplace. We categorize buyers into cohorts based on the date of their first purchase on the 1stDibs platform. GMV attributed to a buyer cohort represents the total dollar value from items purchased by that buyer cohort in a given period, minus cancellations within that period and excluding shipping and U.S. sales taxes. To calculate the percentage of buyers retained, we divide total GMV in a specific period for a given cohort by the GMV of that cohort in the prior period. Similar to GMV and net revenue, we believe these metrics have been negatively impacted, directly and indirectly, by macroeconomic factors.
The figures below represent our on-platform GMV from our online marketplace by buyer cohort for the year ended December 31, 2024.

New buyers represented 38%, 35%, and 37% of GMV for the years ended December 31, 2024, 2023 and 2022, respectively while returning buyers represented 62%, 65%, and 63% of GMV for the years ended December 31, 2024, 2023 and 2022, respectively.
Components of Results of Operations
Net Revenue
Our net revenue consists principally of seller marketplace services. Seller marketplace services primarily consist of marketplace transactions, subscriptions, and listing fees. Marketplace transaction fees are collected when sellers pay us commissions ranging from 5% to 50% of GMV, and processing fees, which are approximately 3% of the buyer’s total payment, net of expected refunds. If a seller accepts a return or refund of an on-platform purchase, the related commission and processing fees are refunded. Subscriptions provide access to our online marketplace, allowing sellers, who are our customers, to execute successful purchase transactions with buyers. We offer our sellers various subscription pricing tiers which allows them to choose the plan that best fits their business, with choices of a higher monthly subscription fee and lower commission rates or lower monthly subscription fee and higher commission rates. Listing fee revenue is collected when sellers pay us for promoting certain products on their behalf and at their discretion through our online marketplace. Advertisements consist of impression-based ads displayed on our online marketplace on the seller’s behalf.
Our revenue recognition policies are discussed under “Critical Accounting Policies” and Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements.
Cost of Revenue
Cost of revenue includes payment processor fees and hosting expenses. Cost of revenue also includes expenses associated with payroll, employee benefits, stock-based compensation, other headcount-related expenses associated with personnel supporting revenue-related operations and logistics, consulting costs, and amortization expense related to our capitalized internal-use software.
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
General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with finance, legal, facility and human resources related personnel, lease expense, net of sublease income, business liability insurance, accounting, professional fees, and depreciation of property and equipment. We expense all general and administrative expenses as incurred.
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

Results of Operations
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net revenue	$88,257	$84,684	$96,849
Cost of revenue	24,831	25,111	29,670
Gross profit	63,426	59,573	67,179
Operating expenses:
Sales and marketing	38,084	36,640	44,776
Technology development	21,165	21,644	24,437
General and administrative	27,372	28,587	27,594
Provision for transaction losses	3,020	3,729	5,933
Gain on sale of Design Manager	—	—	(9,684)
Total operating expenses	89,641	90,600	93,056
Loss from operations	(26,215)	(31,027)	(25,877)
Other income, net:
Interest income	5,942	6,639	1,606
Interest expense	—	—	(11)
Other, net	1,684	1,703	1,781
Total other income, net	7,626	8,342	3,376
Net loss before income taxes	(18,589)	(22,685)	(22,501)
Provision for income taxes	(44)	(14)	(37)
Net loss	$(18,633)	$(22,699)	$(22,538)
The following table summarizes our results of operations as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Net revenue	100%	100%	100%
Cost of revenue	28	30	31
Gross profit	72	70	69
Operating expenses:
Sales and marketing	43	43	46
Technology development	24	26	25
General and administrative	31	34	29
Provision for transaction losses	4	4	6
Gain on sale of Design Manager	—	—	(10)
Total operating expenses	102	107	96
Loss from operations	(30)	(37)	(27)
Other income, net:
Interest income	7	8	2
Interest expense	—	—	—
Other, net	2	2	2
Total other income, net	9	10	4
Net loss before income taxes	(21)	(27)	(23)
Provision for income taxes	—	—	—
Net loss	(21)%	(27)%	(23)%

Comparison of the Years Ended December 31, 2024 and 2023
Net Revenue

	Year Ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Net revenue	$88,257	$84,684	$3,573	4%
Net revenue was $88.3 million for the year ended December 31, 2024, as compared to $84.7 million for the year ended December 31, 2023. The increase of $3.6 million, or 4%, was primarily driven by various strategic initiatives we actioned to improve our take rates, including commission re-tiering.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 74% and 71% of our net revenue for the years ended December 31, 2024 and 2023, respectively. Subscription fees accounted for 22% and 24% of our net revenue for the years ended December 31, 2024 and 2023, respectively.
Cost of Revenue

	Year Ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Cost of revenue	$24,831	$25,111	$(280)	(1)%
Cost of revenue was $24.8 million for the year ended December 31, 2024, as compared to $25.1 million for the year ended December 31, 2023. The decrease of $0.3 million, or 1%, was primarily driven by a $0.5 million decrease in salaries and benefits resulting from decreases in average headcount from the prior period, primarily related to our reduction in workforce in June 2023, partially offset by annual compensation increases in March.
Gross Profit and Gross Margin
Gross profit was $63.4 million and gross margin was 71.9% for the year ended December 31, 2024, as compared to gross profit of $59.6 million and gross margin of 70.3% for the year ended December 31, 2023. The increase in gross profit and gross margin for the year ended December 31, 2024 was primarily driven by our initiatives to improve our take rates, contributing to an increase in net revenue, as well as our cost savings initiatives in the second half of 2023 which contributed to a decrease in our cost of revenue, as outlined above.
Operating Expenses
Sales and Marketing

	Year Ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$38,084	$36,640	$1,444	4%
Sales and marketing expense was $38.1 million for the year ended December 31, 2024, as compared to $36.6 million for the year ended December 31, 2023. The increase of $1.4 million, or 4%, was primarily driven by a $2.7 million increase in performance-based marketing spend which contributed to an increase in GMV and net revenues during the first half of 2024 and again in the fourth quarter. This increase was partially offset by a $1.0 million decrease in salaries and benefits resulting from decreases in headcount, primarily related to our reduction in workforce in June 2023, partially offset by annual compensation increases in March.

Technology Development

	Year Ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Technology development	$21,165	$21,644	$(479)	(2)%
Technology development expense was $21.2 million for the year ended December 31, 2024, as compared to $21.6 million for the year ended December 31, 2023. The decrease of $0.5 million, or 2%, was primarily driven by a $1.0 million decrease in salaries and benefits resulting from decreases in headcount, primarily related to our reduction in workforce in June 2023, which were partially offset by annual compensation increases in March, including a $0.3 million increase in stock-based compensation expense.
General and Administrative

	Year Ended December 31,
(in thousands)	2024	2023	$ Change	% Change
General and administrative	$27,372	$28,587	$(1,215)	(4)%
General and administrative expense was $27.4 million for the year ended December 31, 2024, as compared to $28.6 million for the year ended December 31, 2023. The decrease of $1.2 million, or 4%, was primarily driven by a $1.7 million decrease in lease expense, net, primarily due to sublease income related to our August 2023 sublease for our former New York City corporate headquarters, and a $1.1 million decrease related to lower rates negotiated with vendors, including lower insurance expense. These decreases were partially offset by a $1.4 million increase in stock-based compensation expense, primarily due to equity grants which occur annually in March.
Provision for Transaction Losses

	Year Ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Provision for transaction losses	$3,020	$3,729	$(709)	(19)%
Provision for transaction losses was $3.0 million for the year ended December 31, 2024, as compared to $3.7 million for the year ended December 31, 2023. The decrease of $0.7 million, or 19%, was primarily driven by a decrease in damage claims as a result of new policies implemented by us and in partnership with our carriers.
Other Income, Net

	Year Ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Total other income, net	$7,626	$8,342	$(716)	(9)%
Other income, net was $7.6 million for the year ended December 31, 2024, as compared to $8.3 million for the year ended December 31, 2023. The decrease of $0.7 million, or 9%, was due primarily to interest income on our cash, cash equivalents, and short-term investments which decreased in the current year due to less cash, cash equivalents, and short-term investments as well as lower interest rates.
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
•The exclusion of other income, net, which includes interest income related to our cash, cash equivalents and short-term investments, and realized and unrealized gains and losses on foreign currency exchange;
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
We define Adjusted EBITDA as our net loss, excluding: (1) depreciation and amortization; (2) stock-based compensation expense; (3) other income, net; (4) provision for income taxes; (5) gain on sale of business; and (6) strategic alternative expenses. The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net loss	$(18,633)	$(22,699)	$(22,538)
Depreciation and amortization	1,986	2,278	2,710
Stock-based compensation expense	14,776	12,363	11,214
Other income, net	(7,626)	(8,342)	(3,376)
Provision for income taxes	44	14	37
Gain on sale of Design Manager	—	—	(9,684)
Strategic alternative expenses	1,444	3,046	967
Adjusted EBITDA (unaudited)	$(8,009)	$(13,340)	$(20,670)
Seasonality
We have historically experienced increased sales during the fourth quarter holiday shopping season compared to the other quarters which has generally resulted in increased GMV and net revenue during the fourth quarter of each fiscal year. However, in the years ended December 31, 2023 and 2022 we did not experience meaningful increases and had seen decreases in GMV and net revenue in the fourth quarter, as we believed they had been adversely impacted, both directly and indirectly, by macroeconomic factors. In the year ended December 31, 2024, we saw a return to an increase in GMV and net revenues during the fourth quarter. Our cost of revenue and sales and marketing expenses generally follow this trend, with our highest costs being incurred in the fourth quarter; but similar to GMV and net revenues, cost of revenue and sales and marketing expenses have not followed this trend in the prior years due to macroeconomic factors. However, similar to the GMV and net revenue trend we saw in 2024, our cost of revenue and sales and marketing expenses also increased in the fourth quarter of the year ended December 31, 2024. As our growth rates fluctuate or other unforeseen factors arise, the impact of these seasonality trends on our results of operations may become more or less pronounced.

We enable fulfillment and shipping, but do not own or manage inventory. If our growth rates change, the impact of these seasonality trends on our results of operations may become more pronounced. We anticipate that gross margin may fluctuate from quarter to quarter based on variability in the costs associated with hosting our online marketplace and supporting order processing.
We intend to continue strategically investing in our technology development efforts, inclusive of investments in machine learning and artificial intelligence, to improve and expand our platform. We expect the majority of our technology development expenses will result from consulting and/or headcount-related expenses. We also intend to continue making strategic investments in marketing to drive future net revenue growth. We expect provision for transaction losses to vary based on fluctuations in GMV.
Liquidity and Capital Resources
As of December 31, 2024, we had cash, cash equivalents and short-term investments of $103.9 million and an accumulated deficit of $332.4 million. Net cash used in operating activities was $2.9 million in the year ended December 31, 2024. We expect operating losses and negative cash flows from operations to continue in the foreseeable future as we continue to strategically invest in growth activities. Our principal use of cash is to fund our operations including platform development to support our strategic initiatives and anticipated share repurchases under the 2024 Stock Repurchase Program.
Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations and capital expenditure requirements through at least the next 12 months. We expect to continue to incur substantial expenditures in the near term to support our ongoing activities. While management believes that our current cash, cash equivalents and short-term investments are sufficient to fund our operating expenses, capital expenditure requirements and any anticipated share repurchases under the 2024 Stock Repurchase Program for at least the next 12 months, we may need to borrow funds or raise additional equity to achieve our longer-term business objectives.
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
Stock Repurchase Program
As of December 31, 2024, 6,443,522 shares have been purchased for a total cost of $31.6 million since the commencement of both our 2023 and 2024 stock repurchase programs and approximately $3.8 million remains available for future purchases under the 2024 Stock Repurchase Program.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(2,910)	$(13,556)
Net cash provided by (used in) investing activities	22,291	(100,232)
Net cash used in financing activities	(30,706)	(3,629)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(29)	349
Net decrease in cash, cash equivalents, and restricted cash	$(11,354)	$(117,068)
Cash Flows from Operating Activities
Net cash used in operating activities was $2.9 million for the year ended December 31, 2024, and was driven primarily by a $3.3 million decrease in operating lease liabilities due to lease payments on our previous and current NYC headquarters, partially offset by our sublease income, a $1.7 million decrease in accounts payable and accrued expenses due to the timing of payments and invoices, and a $1.8 million decrease in other current liabilities and other liabilities related to payments for sales and other indirect tax contingencies. These decreases were partially offset by a $2.1 million increase in payables due to sellers due to timing of the payments we make to our sellers.
Net cash used in operating activities was $13.6 million for the year ended December 31, 2023, and was driven primarily by net revenue decreasing at a faster pace than operating expenses as described in the “Results of Operations” section. Our changes in operating assets and liabilities were impacted by a negative change in operating lease liabilities of $2.8 million due to the continued lease payments on our prior NYC headquarters, a $1.5 million negative change in prepaid and other current assets primarily related to timing of prepayments including the current portion of a significant payment in the fourth quarter of 2023 relating to our platform hosting expense, and a $2.1 million negative change in other assets, primarily related to the long-term portion of the prepayment referenced above and the broker fee paid in connection with our subleasing of our prior NYC headquarters.
Cash Flows from Investing Activities
Net cash provided by investing activities was $22.3 million for the year ended December 31, 2024, and was driven primarily by $110.3 million maturities and sales of short-term investments, partially offset by $86.4 million purchases of short-term investments.
Net cash used in investing activities was $100.2 million for the year ended December 31, 2023, and was primarily due to $191.1 million of purchases of short-term investments, offset by $92.7 million of maturities of short-term investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $30.7 million for the year ended December 31, 2024, and was driven primarily by $27.7 million in purchases of our common stock as part of our 2023 and 2024 stock repurchase programs and $3.8 million of payments for taxes related to net share settlements of stock-based compensation awards, partially offset by $0.8 million in proceeds from the exercise of stock options.
Net cash used in financing activities was $3.6 million for the year ended December 31, 2023 due mainly to the purchase of $3.4 million of our common stock as part of our 2023 Stock Repurchase Program.
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

Revenue Recognition
We generate revenue from seller marketplace services and other services. Seller marketplace services primarily consist of marketplace transactions, subscriptions, and listing fees. Other services consist of other charges to our sellers including advertising revenues generated from displaying ads on our online marketplace. Revenue is recognized as we transfer control of promised goods or services to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Control is transferred when the buyer and seller have agreed to the sale. We do not obtain legal title to or control the goods being purchased. We evaluate whether it is appropriate to recognize revenue on a gross or net basis based upon our evaluation of whether we obtain control of the specified goods or services by considering if we are primarily responsible for fulfillment of the promise, have inventory risk, or have latitude in establishing pricing and selecting suppliers, among other factors.
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
Stock-Based Compensation
We measure all stock-based awards granted to employees, directors, and non-employees based on the fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The fair value of restricted stock units is based on the closing price of our common stock on the grant date. We have not issued any stock options during the years ended December 31, 2024 or 2023; however, for stock options issued prior, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the closing price of the Company's common stock on the grant date, expected stock price volatility, the expected term of the award, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. Expected volatility was calculated based on the implied volatilities from market comparisons of certain publicly traded companies and other factors. The expected option term was calculated based on the simplified method, which uses the midpoint between the vesting date and the contractual term, as we did not have sufficient historical data to develop an estimate based on participant behavior at the time of the latest stock option grant. The risk-free interest rate was based on the U.S. Treasury bond yield with an equivalent term. We have not paid dividends and have no foreseeable plans to pay dividends.
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

Interest Rate Sensitivity
Interest rate risk relates to the loss we could incur in our cash portfolios due to a change in interest rates. As of December 31, 2024, we had cash, cash equivalents and short-term investments of $103.9 million. Our cash and cash equivalents consist primarily of demand and money market accounts, as well as available-for-sale debt securities with an original maturity of 90 days or less. Our short-term investments consist primarily of U.S. Government agency and Treasury securities, as well as commercial paper and corporate notes which have an original maturity greater than 90 days and are highly liquid in nature. Due to the nature of our cash, cash equivalents and short-term investments, we would expect a hypothetical 100 basis point increase or decrease in interest rates to result in an approximate increase or decrease of $0.7 million in our cash, cash equivalents and short-term investments. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.
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
Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, Euros, and British pounds, depending on the currency selection of the seller. Our cost of revenue and operating expenses are primarily denominated in U.S. dollars. As our online marketplace continues to grow globally, our results of operations and cash flows may be subject to fluctuations due to the change in foreign exchange rates. To date, fluctuations due to changes in the Euro and British pound have not been significant, but we may experience material foreign exchange gains and losses in our statement of operations in the future. As of December 31, 2024, we would expect an adverse 10% change in current exchange rates would result in no more than a $3.2 million decrease in net revenue for the year ended December 31, 2024.
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated by requiring upfront payment for many of our services and due to our diverse customer base, dispersed over various geographic regions and industrial sectors. For the years ended December 31, 2024 and 2023, no single customer accounted for more than 10% of our net revenue. We maintain provisions for potential credit losses and such losses to date have been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded.
Inflation Risk
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe certain metrics have been impacted, both directly and indirectly, by macroeconomic factors, including inflation and as a result significant capital market and housing market volatility. Additionally, if our costs were to become subject to inflationary pressures, we might not be able to fully offset such higher costs through net revenue and GMV increases. Our inability or failure to do so could harm our business, financial condition, and results of operations. We cannot assure you our business will not be affected in the future by inflation.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of 1stdibs.com, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 1stdibs.com, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

New York, New York
March 3, 2025

1STDIBS.COM, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$25,964	$37,395
Short-term investments	77,919	101,926
Accounts receivable, net of allowance for doubtful accounts of $13 and $188 at December 31, 2024 and 2023, respectively	490	643
Prepaid expenses	2,859	3,032
Receivables from payment processors	2,833	2,670
Other current assets	1,799	2,214
Total current assets	111,864	147,880
Restricted cash, non-current	3,657	3,580
Property and equipment, net	3,564	3,384
Operating lease right-of-use assets	19,728	19,655
Goodwill	4,232	4,116
Other assets	2,713	2,200
Total assets	$145,758	$180,815
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,228	$3,580
Payables due to sellers	8,605	6,521
Accrued expenses	11,475	10,883
Operating lease liabilities, current	4,186	3,107
Other current liabilities	1,965	3,618
Total current liabilities	28,459	27,709
Operating lease liabilities, non-current	17,970	18,812
Other liabilities	24	6
Total liabilities	46,453	46,527
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized as of December 31, 2024 and 2023; zero shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of December 31, 2024 and 2023; 42,271,388 and 40,738,619 shares issued as of December 31, 2024 and 2023, respectively; and 35,827,866 and 39,915,136 shares outstanding as of December 31, 2024 and 2023, respectively	422	407
Treasury stock, at cost; 6,443,522 and 823,483 shares as of December 31, 2024 and December 31, 2023, respectively	(31,618)	(3,496)
Additional paid-in capital	463,224	451,282
Accumulated deficit	(332,352)	(313,719)
Accumulated other comprehensive loss	(371)	(186)
Total stockholders’ equity	99,305	134,288
Total liabilities and stockholders’ equity	$145,758	$180,815
See accompanying notes to the consolidated financial statements

1STDIBS.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net revenue	$88,257	$84,684	$96,849
Cost of revenue	24,831	25,111	29,670
Gross profit	63,426	59,573	67,179
Operating expenses:
Sales and marketing	38,084	36,640	44,776
Technology development	21,165	21,644	24,437
General and administrative	27,372	28,587	27,594
Provision for transaction losses	3,020	3,729	5,933
Gain on sale of Design Manager	—	—	(9,684)
Total operating expenses	89,641	90,600	93,056
Loss from operations	(26,215)	(31,027)	(25,877)
Other income, net:
Interest income	5,942	6,639	1,606
Interest expense	—	—	(11)
Other, net	1,684	1,703	1,781
Total other income, net	7,626	8,342	3,376
Net loss before income taxes	(18,589)	(22,685)	(22,501)
Provision for income taxes	(44)	(14)	(37)
Net loss	$(18,633)	$(22,699)	$(22,538)
Net loss per share—basic and diluted	$(0.49)	$(0.57)	$(0.59)
Weighted average common shares outstanding—basic and diluted	37,820,400	39,724,697	38,479,437
See accompanying notes to the consolidated financial statements

1STDIBS.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(18,633)	$(22,699)	$(22,538)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for the years ended December 31, 2024, 2023, and 2022	(131)	75	(127)
Unrealized (losses) gains on short-term investments, net of tax of $0 for the years ended December 31, 2024, 2023, and 2022	(54)	95	—
Comprehensive loss	$(18,818)	$(22,529)	$(22,665)
See accompanying notes to the consolidated financial statements

1STDIBS.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	37,991,529	$380	$425,769	$(268,482)	$(229)	$—	$157,438
Issuance of common stock for exercise of stock options	509,694	5	2,030	—	—	—	2,035
Vested restricted stock units converted to common shares	758,970	8	(8)	—	—	—	—
Stock-based compensation	—	—	11,214	—	—	—	11,214
Foreign currency translation adjustment	—	—	—	—	(127)	—	(127)
Net loss	—	—	—	(22,538)	—	—	(22,538)
Balances as of December 31, 2022	39,260,193	$393	$439,005	$(291,020)	$(356)	$—	$148,022
Issuance of common stock for exercise of stock options	89,251	1	352	—	—	—	353
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	1,389,175	13	(621)	—	—	—	(608)
Stock-based compensation	—	—	12,546	—	—	—	12,546
Repurchase of common stock	(823,483)	—	—	—	—	(3,496)	(3,496)
Other comprehensive income	—	—	—	—	170	—	170
Net loss	—	—	—	(22,699)	—	—	(22,699)
Balances as of December 31, 2023	39,915,136	$407	$451,282	$(313,719)	$(186)	$(3,496)	$134,288
Issuance of common stock for exercise of stock options	201,779	2	815	—	—	—	817
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	1,330,990	13	(3,794)	—	—	—	(3,781)
Stock-based compensation	—	—	14,921	—	—	—	14,921
Repurchase of common stock	(5,620,039)	—	—	—	—	(28,122)	(28,122)
Other comprehensive loss	—	—	—	—	(185)	—	(185)
Net loss	—	—	—	(18,633)	—	—	(18,633)
Balances as of December 31, 2024	35,827,866	$422	$463,224	$(332,352)	$(371)	$(31,618)	$99,305

See accompanying notes to the consolidated financial statements

1STDIBS.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(18,633)	$(22,699)	$(22,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,986	2,278	2,710
Stock-based compensation expense	14,776	12,363	11,214
Provision for transaction losses, returns and refunds	1,080	875	781
Amortization of costs to obtain revenue contracts	311	326	310
Amortization of operating lease right-of-use assets	3,423	2,596	2,541
Gain on sale of Design Manager	—	—	(9,684)
Accretion of discounts and amortization of premiums on short-term investments, net	41	(3,390)	—
Other, net	(137)	(318)	195
Changes in operating assets and liabilities:
Accounts receivable	(228)	59	(497)
Prepaid expenses and other current assets	44	(1,469)	31
Receivables from payment processors	(163)	(194)	(323)
Other assets	(679)	(2,136)	(615)
Accounts payable and accrued expenses	(1,723)	578	(5,206)
Payables due to sellers	2,083	(662)	(3,041)
Operating lease liabilities	(3,259)	(2,790)	(2,735)
Other current liabilities and other liabilities	(1,832)	1,027	(1,057)
Net cash used in operating activities	(2,910)	(13,556)	(27,914)
Cash flows from investing activities:
Maturities of short-term investments	91,983	92,653	—
Sales of short-term investments	18,296	—	—
Purchases of short-term investments	(86,368)	(191,093)	—
Development of internal-use software	(1,304)	(1,706)	(1,871)
Purchases of property and equipment	(618)	(88)	(93)
Proceeds from sale of Design Manager	—	—	14,611
Other, net	302	2	(6)
Net cash provided by (used in) investing activities	22,291	(100,232)	12,641
Cash flows from financing activities:
Proceeds from exercise of stock options	817	353	2,035
Payments for repurchase of common stock	(27,743)	(3,374)	—
Payments for taxes related to net share settlement of stock-based compensation awards	(3,780)	(608)	—
Net cash (used in) provided by financing activities	(30,706)	(3,629)	2,035
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(29)	349	(278)
Net decrease in cash, cash equivalents, and restricted cash	(11,354)	(117,068)	(13,516)
Cash, cash equivalents, and restricted cash at beginning of the period	40,975	158,043	171,559
Cash, cash equivalents, and restricted cash at end of the period	$29,621	$40,975	$158,043

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$16	$18	$26
Cash paid for interest	$—	$—	$10
Supplemental disclosure of non-cash activities:
Recording of right of use asset	$3,483	$—	$—
Recording of lease liability	$(3,483)	$—	$—
See accompanying notes to the consolidated financial statements

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Description of the Business and Basis of Presentation
Description of the Business
1stdibs.com, Inc. (“1stDibs” or the “Company”) is one of the world’s leading online marketplaces for connecting design lovers with many of the best sellers and makers of vintage & antique furniture, contemporary furniture, home décor, jewelry, watches, art, and fashion. The Company’s sellers, who undergo an evaluation by its in-house experts to vet the integrity of their listings, in-depth marketing content, and custom-built technology platform create trust in the Company’s brand and facilitate high-consideration purchases of luxury design items online. By disrupting the way these items are bought and sold, 1stDibs is both expanding access to, and growing the market for, luxury design items.
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
2.Summary of Significant Accounting Policies
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, provision for transaction losses, allowance for doubtful accounts, impairment assessment of goodwill, capitalization of internal-use software and the determination of useful lives, income taxes, and the valuation of stock-based compensation and leases. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.
Foreign Currency and Currency Translation
The Company has determined that the functional currency for its foreign operations is the currency of the primary cash flow of the operation, which is generally the local currency in which the operation is located. All assets and liabilities are generally translated into U.S. dollars using exchange rates in effect at the balance sheet date. Income and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a translation adjustment, which is included in the consolidated statements of stockholders’ equity as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other, net in the consolidated statements of operations.
Segment Information
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “CODM”). The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. The Company’s single reportable and operating segment contains one reporting unit, which consists of the Company’s online marketplace that enables commerce between sellers and buyers. The CODM regularly reviews the GAAP consolidated statement of operations from a significant expense perspective when evaluating financial performance and allocating resources. While the CODM also reviews other funnel metrics regularly (GMV, Number of Orders, etc.), there are no additional significant segment expenses other than those disclosed in the consolidated statements of operations included within this section, Item 8. Financial Statements.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. Cash and cash equivalents are placed with large financial institutions that management believes are of high credit quality. At times, the Company’s cash balances with individual banking institutions are in excess of federally insured limits. The risk for short-term investments is mitigated by the high quality nature of the investments. The Company has not experienced any credit losses related to its cash, cash equivalents and short-term investments. As of December 31, 2024 and 2023, the Company had no single seller, who the Company considers its customers, that represented more than 10% of its net revenue.
Cash, Cash Equivalents, and Restricted Cash
The following represents the Company’s cash, cash equivalents, and restricted cash as of the periods presented:

	December 31,
(in thousands)	2024	2023	2022
Cash and cash equivalents	$25,964	$37,395	$153,209
Restricted cash, current	—	—	1,500
Restricted cash, non-current	3,657	3,580	3,334
Total cash, cash equivalents and restricted cash	$29,621	$40,975	$158,043
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. During the year ended December 31, 2024, the Company purchased $28.8 million of available-for-sale securities classified as cash equivalents. During the year ended December 31, 2023, the Company purchased $43.1 million of available-for-sale securities classified as cash equivalents, and there were no purchases of available-for-sale securities during the year ended December 31, 2022. As of December 31, 2024, the Company’s restricted cash relates to $3.7 million in Letters of Credit for its office leases in New York, New York. Additionally, $1.5 million was held in a joint escrow account in connection with the sale of 1stdibs Design Manager, Inc. (“Design Manager”) during the year ended December 31, 2022. During the year ended December 31, 2023, the restriction was lifted and the funds were released. The carrying value of the restricted cash approximates fair value.
Short-term Investments
Short-term investments designated as available-for-sale securities are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. Investments with original maturities greater than 90 days and less than one year are classified within short-term investments on the Company’s consolidated balance sheets. In addition, investments with maturities beyond one year at the time of purchase that are highly liquid in nature and represent the investment of cash that is available for current operations are classified as short-term investments. Any other investments with original maturities greater than one year would be classified within long-term investments. Additionally, the Company records accrued interest receivable within other current assets on its consolidated balance sheets. Accrued interest receivable was $0.6 million and $0.5 million as of December 31, 2024 and December 31, 2023, respectively.
Unrealized gains and losses of available-for-sale securities are excluded from earnings and are reported as a component of other comprehensive income (loss) until the security is sold, has matured, or the Company determines that the fair value of the

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
security has declined below its adjusted cost basis and the decline is not due to a credit loss. Realized gains and losses on short-term investments are calculated based on the specific identification method and are reclassified from accumulated other comprehensive loss to other, net in the Company’s consolidated statements of operations.
Short-term investments are evaluated for impairment quarterly. The Company’s portfolio of available-for-sale debt securities is required to incorporate forward-looking information to determine any credit losses. This risk is mitigated by the high quality nature of the investments. The Company evaluates the current expected credit loss by considering various factors in determining whether it should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity and reason for the decline in value, and the Company’s intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If the Company concluded that an investment is impaired or a portion of the unrealized loss is a result of a credit loss, it recognizes the charge at that time in the consolidated statements of operations. Determining whether the decline in fair value is due to a credit loss requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold. The Company did not recognize any credit losses related to available-for-sale debt securities during the years ended December 31, 2024 and 2023.
Accounts Receivable, net
The Company’s accounts receivable are recorded at amounts billed to sellers, generally for non-transactional revenue, which includes subscription, listing fees and advertising revenue, and are presented net of an estimated allowance for doubtful accounts on the Company’s consolidated balance sheets. The Company’s accounts receivable do not bear interest and do not require collateral or other security to support related receivables. The allowance for doubtful accounts considers forward-looking information to estimate expected credit losses using a number of factors, including age of the receivable, current economic conditions, historical losses, and management’s assessment and judgment of the sellers. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Losses are charged against the allowance when management believes the uncollectibility of a receivable is confirmed and subsequent recoveries, if any, are credited to the allowance. Account balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for doubtful accounts are recorded as a component of provision for transaction losses in the consolidated statements of operations.
Receivables from Payment Processors and Payables Due to Sellers
Receivables from payment processors represent amounts received from buyers via third-party payment processors which will be deposited by the payment processors to 1stDibs’ bank accounts for payment to sellers and shipping carriers. The Company also collects and remits sales tax from buyers on behalf of sellers in certain jurisdictions as a marketplace facilitator.
The portion of the cash and related receivable remaining after deducting the Company’s commission from its sellers and processing fees represents the total payables due to third parties, which consists of payables due to sellers, payables due to shipping carriers in instances where 1stDibs’ shipping services are elected by sellers, and payables due to tax authorities. The Company establishes an allowance for seller refunds for amounts that sellers owe the Company after a return is processed. The allowance for seller refunds was $0.1 million and $0.2 million at December 31, 2024 and 2023, respectively and included in other current assets on the Company’s consolidated balance sheets.
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the assets’ estimated useful lives.
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
When events occur or changes in circumstances require, the Company assesses the likelihood of recovering the cost of long-lived assets based on its expectations of future profitability, undiscounted cash flows, and management’s plans with respect to operations to determine if the asset is impaired and subject to write-off. Measurement of any impairment loss is based on the excess of the carrying value of the asset over the fair value. For the years ended December 31, 2024, 2023 and 2022, there were no impairment losses recorded.
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
Based on the Company’s assessments, there were no impairment losses recorded during the years ended December 31, 2024, 2023 and 2022.
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

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Short-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The table below segregates all assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$6,795	$—	$—	$6,795
U.S. Treasury securities	—	3,199	—	3,199
Total cash equivalents	$6,795	$3,199	$—	$9,994
Short-term investments:
Commercial paper	$—	$2,263	$—	$2,263
Corporate notes	—	27,092	—	27,092
U.S. Treasury securities	—	14,852	—	14,852
U.S. Government agency securities	—	33,712	—	33,712
Total short-term investments	$—	$77,919	$—	$77,919

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$5,797	$—	$—	$5,797
U.S. Treasury securities	—	4,991	—	4,991
Total cash equivalents	$5,797	$4,991	$—	$10,788
Short-term investments:
Commercial paper	$—	$18,112	—	18,112
Corporate notes	—	7,641	—	7,641
U.S. Treasury securities	—	11,971	—	11,971
U.S. Government agency securities	—	64,202	—	64,202
Total short-term investments	$—	$101,926	$—	$101,926
There were no transfers between Level 1, Level 2 or Level 3 during the years ended December 31, 2024 and 2023. The Company’s cash equivalents and short-term investments for the periods presented were valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs and were classified as Level 1 or Level 2, accordingly. As of December 31, 2024 and 2023, all other financial instruments not included in the table above were classified as Level 1.
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
The Company follows the provisions of the authoritative guidance from the Financial Accounting Standards Board (“FASB”) on accounting for uncertainty in income taxes. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate audit settlement. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions.
The Company has made an accounting policy election to treat Global Intangible Low-Taxed Income taxes as a current period expense rather than including these amounts in the measurement of deferred taxes.
Net Loss per Share
Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period without consideration of potentially dilutive common stock. Diluted earnings per share is computed by dividing the diluted earnings by the weighted average number of common shares outstanding for the period, including potential dilutive common shares using the treasury stock method. For periods in which the Company reports net losses, diluted net loss per common share is the same as basic net loss per common share because including common stock equivalents would be anti-dilutive

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Treasury Stock
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
The repurchases may be affected, from time-to-time, through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18 of the Exchange Act. The repurchase programs are not subject to a termination or expiration date, and it does not obligate the Company to acquire any specific number of shares. The timing, price and volume of repurchases will be based on a number of factors, including market conditions, relevant securities laws, and other considerations.
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
Revenue Recognition
The Company’s net revenue consists principally of seller marketplace services. Seller marketplace services primarily consist of marketplace transactions, subscriptions, and listing fees. Revenue is recognized as the Company transfers control of promised goods or services to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Control is transferred when the buyer and seller have agreed to the sale. The Company does not obtain legal title to or control the goods being purchased. The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified goods or services by considering if it is primarily responsible for fulfillment of the promise, has inventory risk, has the latitude in establishing pricing and selecting suppliers, among other factors. The Company does not have any remaining performance obligations associated with contracts with terms greater than one year.
Marketplace Transactions
The Company charges sellers commission and processing fees for successful purchases through its online marketplace. For the items purchased through the 1stDibs online marketplace, the Company collects the Gross Merchandise Value (“GMV”) from the buyer, and recognizes the associated revenue on a net basis, which equates to the commission and processing fees earned in exchange for the seller marketplace services. The commission fees range from 5% to 50% of GMV and processing fees, which are approximately 3% of the buyer’s total payment, net of expected refunds. If a seller accepts a return or refund of an on-platform purchase, the related commission and processing fees are refunded to the seller. The Company records discounts provided to the end buyer, to whom the Company has no performance obligation, such as promotional discounts, in sales and marketing expense since the discounts are not related directly to the Company’s revenue source but rather used as a marketing tool, and the seller is not made aware of the discounts provided to the end buyer. The commission and processing fees are recognized net of estimated refunds when the corresponding transaction is confirmed by the buyer and seller. The Company does not take title to inventory sold or assume risk of loss at any point in time during the transaction and is authorized to collect consideration from the buyer and remit net consideration to the seller to facilitate the processing of the confirmed purchase transaction.
Subscriptions
The Company offers its sellers various subscription pricing tiers which allows them to choose the plan that best fits their business, with choices of a higher monthly subscription fee and lower commission rates or a lower monthly subscription fee and higher commission rates. Sellers receive the benefit of marketplace activities, including listing items for sale, completing sales transactions, and payments processing, which represents a single stand-ready performance obligation. The Company has determined that its customers are sellers on its online marketplace since sellers pay for the use of the platform to sell their inventory. Subscription fees are calculated on an annual basis, payable and recognized monthly. If during the annual subscription period a seller ceases to make its monthly payment, the Company is no longer obligated to provide the subscribed services and the seller can be terminated at the Company’s sole discretion.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Listings
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
Contract Balances from Contracts with Customers
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. Contract liabilities consist of deferred revenue that is unearned related to advertising fees charged to sellers for which advertisements have not been delivered. Deferred revenue for advertising fees is recognized as revenue in the periods in which our performance obligations are satisfied. As of December 31, 2024 and 2023, deferred revenue was less than $0.1 million and $0.1 million, respectively.
Cost of Revenue
Cost of revenue includes payment processor fees, hosting expenses, and expenses associated with payroll, employee benefits, stock-based compensation, other headcount-related expenses associated with personnel supporting revenue-related operations, amortization of internal-use software, and consulting costs.
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
The Company expenses all advertising expenses as incurred. During the years ended December 31, 2024, 2023, and 2022, the Company incurred advertising expenses of approximately $13.5 million, $11.0 million, and $16.3 million, respectively.
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
In June 2023, the Company announced a workforce reduction designed to further reduce operating costs and further realign investment priorities involving the reduction of approximately 20% of the Company’s global workforce. As a result of the reduction, the Company incurred approximately $2.0 million in restructuring charges during the year ended December 31, 2023, consisting primarily of employee severance and benefits costs.
During the year ended December 31, 2024, the Company incurred $1.4 million of additional employee severance and benefits costs relating to a further workforce reduction. The majority of the $1.3 million of severance accrued as of December 31, 2024 is anticipated to be paid during the year ending December 31, 2025, while approximately $0.1 million is expected to be paid during the first quarter of 2026.
The following table displays a rollforward of the charges to the accrued balance as of December 31, 2024:

(in thousands)	Restructuring Charges
Balance, December 31, 2022	$64
Restructuring charges	2,004
Cash payments	(1,672)
Balance, December 31, 2023	$396
Restructuring charges	1,391
Cash payments	(525)
Balance, December 31, 2024	$1,262
The employee severance and benefits costs are included within the respective financial statement line items on the consolidated statement of operations as shown in the table below for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cost of revenue	$—	$135	$58
Sales and marketing	923	789	333
Technology development	—	1,044	201
General and administrative	468	36	68
Total	$1,391	$2,004	$660
Stock-Based Compensation
The Company measures all stock-based awards granted to employees, directors, and non-employees based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company recognizes forfeitures as they occur. The fair value of

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
restricted stock units is based on the closing price of the Company's common stock on the grant date. The Company has not issued any stock options during the years ended December 31, 2024 or 2023; however, for stock options issued prior, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, which required inputs based on certain subjective assumptions, including the closing price of the Company's common stock on the grant date, expected stock price volatility, the expected term of the award, the risk-free interest rate for a period that approximated the expected term of the option, and the Company’s expected dividend yield. Expected volatility was calculated based on the implied volatilities from market comparisons of certain publicly traded companies and other factors. The expected option term was calculated based on the simplified method based on options that had been granted to date, which used the midpoint between the vesting date and the contractual term, as the Company at the time of the last option grant did not have sufficient historical data to develop an estimate based on participant behavior. The risk-free interest rate was based on the U.S. Treasury bond yield with an equivalent term. The Company has not paid dividends and has no foreseeable plans to pay dividends.
The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs or service payments are classified.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted the standard effective for the year ended December 31, 2024, its impact was not material for its consolidated financial statements or related disclosures, updates to the disclosure are included within this Note 2, “Summary of Significant Accounting Policies.”
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures. The standard will require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The new standard is effective for annual periods beginning after December 15, 2024. The Company expects the adoption of the standard will require additional disclosures, but will not have a financial impact on the Company’s consolidated balance sheets and statement of operations.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard was issued to improve disclosures regarding the types of expenses included in commonly presented expense captions. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
3.Acquisitions & Disposals
Design Manager
On May 2, 2019, the Company acquired 100% of the outstanding equity of Franklin Potter Associates, Inc. and its subsidiary, doing business as Design Manager, for a total purchase consideration of $4.2 million. As a result, Design Manager became a wholly-owned subsidiary of the Company. On June 29, 2022, the Company sold 100% of its equity interest in Design Manager for a purchase price of $14.8 million. The Company received net cash proceeds of $14.6 million, of which $1.5

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million was held in a joint escrow account for 12 months from the date of the sale and was released during the year ended December 31, 2023. Additionally, a net gain on the sale of $9.7 million was recognized during the year ended December 31, 2022, and was included in loss from operations on the consolidated statement of operations.
4.Revenue Recognition
The following table summarizes the Company’s net revenue by type of service for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Seller marketplace services	$87,195	$83,925	$94,333
Other services	1,062	759	2,516
Total net revenue	$88,257	$84,684	$96,849
The Company generates net revenue from seller marketplace services and other services. Seller marketplace services primarily consist of marketplace transaction, subscription, and listing fees. Other services consist of other charges to the Company’s sellers including advertising revenues generated from displaying ads on the Company’s online marketplace. Net revenue by geographic region is determined based on the region the buyer is located in. For the years ended December 31, 2024, 2023, and 2022, approximately 82%, 83% and 84% of on-platform marketplace transaction net revenue is derived from the United States, respectively, and no individual country’s net revenue exceeded 10% of total net revenue.
Contract Balances from Contracts with Customers
The following table provides a rollforward of the deferred revenue amounts as follows:

(in thousands)	Amount
Balance as of December 31, 2022	$183
Billings	40
Revenue recognized	(160)
Balance as of December 31, 2023	$63
Billings	197
Net revenue recognized	(234)
Balance as of December 31, 2024	$26
The amount of revenue recognized during the year ended December 31, 2024 that was included in the deferred revenue balance at January 1, 2024 was $0.1 million. As of December 31, 2024, the Company recorded $0.3 million of costs to obtain revenue contracts, of which $0.2 million was included in other current assets, and $0.1 million was included in other assets. As of December 31, 2023, the Company recorded $0.5 million of costs to obtain revenue contracts, of which $0.3 million was included in other current assets, and $0.2 million was included in other assets. Amortization of costs to obtain revenue contracts totaled $0.3 million for each of the years ended December 31, 2024, 2023, and 2022, and are included in sales and marketing in the Company’s consolidated statements of operations.
5. Short-Term Investments
The following tables summarize the estimated value of the Company’s short-term investments as of December 31, 2024 and 2023:

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$2,258	$5	$—	$2,263
Corporate notes	27,082	41	(31)	27,092
U.S. Treasury securities	14,851	7	(6)	14,852
U.S. Government agency securities	33,687	43	(18)	33,712
Total short-term investments	$77,878	$96	$(55)	$77,919

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$18,101	$14	$(3)	$18,112
Corporate notes	7,621	20	—	7,641
U.S. Treasury securities	11,975	2	(6)	11,971
U.S. Government agency securities	64,134	89	(21)	64,202
Total short-term investments	$101,831	$125	$(30)	$101,926
The Company recognized less than $0.1 million of realized losses related to sales of $18.7 million in available-for-sale debt securities during the year ended December 31, 2024. There were no realized gains or losses during the years ended December 31, 2023 and 2022. The Company evaluates securities for expected credit losses on a quarterly basis with consideration given to the financial condition and near-term prospects of the issuer, whether the Company intends to sell the securities, and whether it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis. The Company did not recognize any credit losses related to available-for-sale debt securities during the years ended December 31, 2024, 2023, and 2022. As of December 31, 2024, the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell these before recovery. There were no securities in a continuous unrealized loss position for 12 months or longer. As of December 31, 2024, the fair value of short-term investments by remaining contractual maturity consisted of the following:

(in thousands)	Fair Value
Remaining maturity date one year or less	$57,665
Remaining maturity date greater than one year	20,254
Total short-term investments	$77,919
6.Accounts Receivable, net
Accounts receivable, net was $0.5 million and $0.6 million at December 31, 2024 and 2023, respectively. The Company recorded an allowance for doubtful accounts of less than $0.1 million and $0.2 million as of December 31, 2024 and 2023, respectively. Changes in the allowance for doubtful accounts for the periods presented were as follows:

(in thousands)	Amount
Balance as of January 1, 2023	$113
Provisions charged to operating results	256
Account write-offs	(181)
Balance as of December 31, 2023	$188
Provisions charged to operating results	380
Account write-offs	(555)
Balance as of December 31, 2024	$13

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.Property and Equipment, net
As of December 31, 2024 and 2023, property and equipment, net consisted of the following:

	December 31,
(in thousands)	2024	2023
Internal-use software	$20,026	$19,541
Leasehold improvements	4,029	3,605
Furniture and fixtures	73	1,131
Computer equipment and software	621	919
Software in progress	913	569
Total property and equipment, gross	$25,662	$25,765
Less: Accumulated depreciation and amortization	(22,098)	(22,381)
Total property and equipment, net	$3,564	$3,384
As of December 31, 2024 and 2023, the net book value of internal-use software was $2.0 million and $2.7 million, respectively. Depreciation and amortization expense related to the Company’s property and equipment totaled $2.0 million, $2.3 million, and $2.6 million for the years ended December 31, 2024, 2023, and 2022, respectively, which included amortization expense for internal-use software of $1.7 million, $2.2 million, and $2.5 million, respectively.
8.Goodwill
The changes in the carrying balance of goodwill for the periods presented were as follows:

(in thousands)	Amount
Balance as of January 1, 2023	$4,075
Foreign currency translation adjustment	41
Balance as of December 31, 2023	$4,116
Addition from immaterial acquisition	127
Foreign currency translation adjustment	(11)
Balance as of December 31, 2024	$4,232
9.Accrued Expenses
As of December 31, 2024 and 2023, accrued expenses consisted of the following:

	December 31,
(in thousands)	2024	2023
Compensation & benefits	$2,611	$3,164
Shipping	2,536	2,934
Sales & use taxes payable	1,490	1,534
Accrued severance	1,262	396
Allowance for transaction losses	961	1,172
Other	2,615	1,683
Total accrued expenses	$11,475	$10,883
10.Leases
The Company’s operating lease arrangements are principally for office spaces in New York City. As of December 31, 2024, the Company had $19.7 million of operating lease right-of-use assets, $4.2 million and $18.0 million of current and non-current operating lease liabilities, respectively, and no finance leases on its consolidated balance sheet. As of December 31, 2023, the Company had $19.7 million of operating lease right-of-use assets, $3.1 million and $18.8 million of current and non-current operating lease liabilities, respectively, and no finance leases on its consolidated balance sheet. These operating lease arrangements included in the measurement of lease liabilities had a weighted-average remaining lease term of 4.8 years, a weighted-average discount rate of 6.1%, and do not reflect options to extend or terminate its leases, as management does not

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consider the exercise of these options to be reasonably certain. The Company paid $4.7 million and $4.1 million for amounts included in the measurement of lease liabilities during the years ended December 31, 2024 and 2023.
In August 2023, the Company entered into a sublease agreement as the sublessor for its office space in its former New York City headquarters (the “Sublease”). The Sublease commenced on October 1, 2023 and ends on December 31, 2029, the expiration date of the Company’s former New York City headquarter’s lease. It also contains an option for the lessee to terminate on the third anniversary of the commencement date. Sublease income is recognized as an offset to lease expense on a straight-line basis over the lease term and is included in general and administrative expenses on the Company’s consolidated statement of operations. The Company recognized $3.6 million of sublease income during the year ended December 31, 2024, and $0.9 million of sublease income during the year ended December 31, 2023. There was no sublease income recognized in the year ended December 31, 2022. During the year ended December 31, 2023, the Company capitalized its $1.1 million broker fee paid which is included in other assets on the consolidated balance sheet, and is being amortized over the life of the Sublease in general and administrative expenses in the consolidated statement of operations.
In November 2023, the Company entered into a lease agreement, as the lessee, for approximately 13,000 square feet for the Company’s new corporate headquarters in New York City (the “Lease Agreement”) which commenced in January 2024 with a five year term and an initial seven month rent abatement period. The Lease Agreement includes an option for the Company to extend the lease for an additional five years. The Company did not enter into any new lease arrangements during the year ended December 31, 2024.
The following table summarizes total lease expense, net for the years ended December 31, 2024 and 2023:

	December 31,
(in thousands)	2024	2023	2022
Operating lease expense	$4,748	$3,970	$3,988
Short-term lease expense	121	120	111
Variable lease expense	1,362	1,124	1,058
Total lease expense	$6,231	$5,214	$5,157
Sublease income	(3,629)	(912)	—
Total lease expense, net	$2,602	$4,302	$5,157
Operating lease expense is recognized on a straight-line basis over the term of the arrangement beginning on the lease commencement date for lease arrangements that have an initial term greater than 12 months and therefore are recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term for lease arrangements that have an initial term of 12 months or less and therefore are not recorded on the balance sheet. Variable lease expense is recognized as incurred and consists primarily of real estate taxes, utilities, and other office space related expenses. As of December 31, 2024, the total remaining operating lease payments included in the measurement of lease liabilities, and undiscounted remaining cash receipts from the Company’s Sublease was as follows (in thousands):

Fiscal Year Ending December 31,	Operating Lease Payments	Sublease Cash Receipts
2025	$(5,379)	$3,435
2026	(5,263)	3,504
2027	(5,263)	3,574
2028	(5,263)	3,645
2029	(4,292)	3,718
Total (payments) cash receipts	$(25,460)	$17,876
Less: imputed interest	3,304
Total lease liabilities	$(22,156)

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.Other Current Liabilities
As of December 31, 2024 and 2023, other current liabilities consisted of the following:

	December 31,
(in thousands)	2024	2023
Sales and other indirect tax contingencies	$1,100	$2,462
Buyer deposits	233	377
Other	632	779
Total other current liabilities	$1,965	$3,618
12.Equity
Preferred Stock
Effective June 14, 2021, in connection with the closing of the Company’s Initial Public Offering (“IPO”), the Company’s board of directors (“Board”) is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share, in one or more series. The Company's Board has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. As of December 31, 2024 and 2023, no shares of preferred stock were issued or outstanding.
Common Stock
As of December 31, 2024 and 2023, the Company had authorized 400,000,000 shares of voting common stock, $0.01 par value per share. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stockholders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Board out of legally available funds. If there is a liquidation, dissolution, or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock. The rights, preferences, and privileges of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.
As of December 31, 2024 and 2023, the Company had reserved shares of common stock for issuance in connection with the following:

	December 31,
	2024	2023
Options to purchase common stock	3,560,144	3,831,710
Restricted stock units outstanding	4,230,176	3,400,489
Shares available for future grant under the 2021 Plan	2,238,376	3,119,122
Shares available for future grant under the ESPP	1,971,655	1,572,504
Total	12,000,351	11,923,825
Treasury Stock
As of December 31, 2024, the Company had 6,443,522 shares of treasury stock carried at its cost basis of $31.6 million, which the Company purchased during the years ended December 31, 2024 and 2023, and approximately $3.8 million remains available for future purchases.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes total treasury stock purchased under each of the Company's programs as of the periods presented:

(in thousands except per share amounts)	December 31, 2024		December 31, 2023
	Shares	Cost Basis	Shares	Cost Basis
2023 Stock Repurchase Program	4,926,635	$25,373	823,483	$3,496
2024 Stock Repurchase Program	1,516,887	6,245	—	—
Total	6,443,522	$31,618	823,483	$3,496
13.Stock-based compensation
2011 Option Plan
The Company adopted the 2011 Stock Option and Grant Plan (the “2011 Plan”) on September 2, 2011 and amended and restated the plan on December 14, 2011. The 2011 Plan provided for the Company to grant incentive stock options (“ISOs”), or non-qualified stock options, restricted stock awards, and other stock-based awards to its employees, directors, officers, outside advisors, and non-employee consultants. At the time of grant, the options issued to new employees pursuant to the 2011 Plan expire ten years from the date of grant and generally vest over four years, with 25% vesting on the first anniversary and the balance vesting ratably over the remaining 36 months. Options issued pursuant to the 2011 Plan expire ten years from the date of grant and generally vest ratably over 48 months.
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
2021 Stock Incentive Plan
In May 2021, the Company's Board adopted, and its stockholders approved, the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective upon the SEC declaring the Company’s IPO registration statement effective. The 2021 Plan provides for the grant of ISOs, non-statutory stock options, restricted share awards, restricted stock unit awards (“RSUs”), stock appreciation rights, cash-based awards, and performance-based stock awards, or collectively, stock awards. ISOs may be granted only to the Company’s employees, including officers, and the employees of its parent or subsidiaries. All other stock awards may be granted to the Company’s employees, officers, non-employee directors, consultants, and the employees and consultants of its parent, subsidiaries, and affiliates. Depending on the nature of the award granted, the vesting terms may differ. Generally for new hire awards, the requisite service period for RSUs to vest is over four years from the grant date, with 25% vesting on the first anniversary and the balance vesting ratably on a quarterly basis over the remaining vesting period. Generally, all additional RSUs vest ratably on a quarterly basis over three or four years beginning on the three month anniversary from the grant date. For RSU grants to members of our Board of Directors, initial awards vest ratably on an annual basis over three years, and over one year for our Board of Directors annual awards.
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
As of December 31, 2024, 2,238,376 shares were available for future grants of the Company’s common stock.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Option Valuation
No stock options were granted during the years ended December 31, 2024 and 2023. The following table presents, on a weighted-average basis, the assumptions used in the Black Scholes option-pricing model to determine the grant-date fair value for the year ended December 31, 2022:

Year Ended December 31, 2022
Expected term in years	6.0
Expected stock price volatility	64.6%
Risk-free interest rate	2.3%
Expected dividend yield	—
Stock Options
The following table summarizes the activity related to Company’s stock options:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	3,831,710	$6.97	5.8	$826
Granted	—	—
Exercised	(201,779)	4.05
Cancelled/Forfeited	(69,787)	8.85
Outstanding as of December 31, 2024	3,560,144	$7.09	4.9	$—
Options exercisable as of December 31, 2024	3,152,414	$7.00	4.6	$—
Options vested and expected to vest as of December 31, 2024	3,560,144	$7.09	4.9	$—
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.
The aggregate intrinsic value of stock options exercised was $0.3 million, $0.1 million, and $1.3 million during the years ended December 31, 2024, 2023, and 2022, respectively. No stock options were granted during the years ended December 31, 2024 and 2023. The weighted-average grant-date fair value per share of stock options granted was $4.43 during the year ended December 31, 2022.
The total fair value of stock options vested was $3.0 million, $3.4 million, and $3.5 million during the years ended December 31, 2024, 2023, and 2022, respectively. The Company recognized $0.6 million, $0.7 million and $0.7 million of stock-based compensation expense for options having a performance condition during the years ended December 31, 2024, 2023, and 2022, respectively.
Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock units:

	Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2023	3,400,489	$5.40
Granted	3,209,607	$5.77
Vested	(2,116,602)	$5.67
Cancelled/Forfeited	(263,318)	$5.69
Outstanding as of December 31, 2024	4,230,176	$5.52

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated weighted-average grant date fair value of restricted stock units granted was $5.77, $3.96, and $7.51 per share for the years ended December 31, 2024, 2023, and 2022 respectively. The total grant date fair value of restricted stock units vested was $12.0 million, $9.7 million, and $6.7 million for the years ended December 31, 2024, 2023, and 2022 respectively.
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
During regularly scheduled “offerings” under the ESPP, participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation, or such lower limit as may be determined by the Compensation Committee from time to time. Participants will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering. Participation in the ESPP will end automatically on termination of employment. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date, whichever is less. The fair market value of the Company’s common stock for this purpose will generally be the closing price on the Nasdaq Global Market (or such other exchange as the Company’s common stock may be traded at the relevant time) for the date in question, or if such date is not a trading day, for the last trading day before the date in question. As of December 31, 2024, an initial offering period has not commenced, and for the year ended December 31, 2024, no shares of common stock were purchased under the ESPP.
Stock-Based Compensation Expense
The following table summarizes the classification of the Company’s stock-based compensation expense in the consolidated statements of operations:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cost of revenue	$346	$390	$574
Sales and marketing	3,656	2,899	2,522
Technology development	3,904	3,609	4,118
General and administrative	6,870	5,465	4,000
Total stock-based compensation expense	$14,776	$12,363	$11,214
Stock-based compensation capitalized in connection with the Company’s internal-use software was $0.1 million, $0.2 million and less than $0.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, total unrecognized compensation expense related to unvested stock-based awards was $23.4 million, which is expected to be recognized over a weighted-average period of 2.2 years.
14.Income Taxes
Net (loss) income before income taxes for the years ended December 31, 2024, 2023, and 2022 was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
United States	$(18,787)	$(22,844)	$(22,651)
Foreign	198	159	150
Total	$(18,589)	$(22,685)	$(22,501)

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2024, 2023, and 2022, the provision for income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current
U.S. Federal	$—	$—	$—
State	12	14	37
Foreign	32	—	—
Total current expense	$44	$14	$37
Deferred
U.S. Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred expense	—	—	—
Total provision for income taxes	$44	$14	$37
The reconciliation of the U.S. federal statutory rate to the Company’s effective rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Income tax benefit using U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.6	4.1	5.0
Nondeductible expenses	(1.0)	(0.5)	(0.3)
Unrecognized tax benefits	(16.5)	—	—
Research credits	4.0	0.2	0.1
Sale of Design Manager	—	—	(2.2)
Stock-based compensation	(7.4)	(3.1)	(0.3)
Change in the valuation allowance	4.6	(21.2)	(23.5)
Executive compensation	(5.0)	(0.2)	—
Other	(0.6)	(0.4)	—
Provision for income taxes	(0.3)%	(0.1)%	(0.2)%
When compared to the U.S. statutory tax rate of 21.0%, the effective rate of (0.3)% for the year ended December 31, 2024 was due primarily to the changes in valuation allowance, changes in uncertain tax positions, executive compensation, and non-deductible expenses.
When compared to the U.S. statutory tax rate of 21.0%, the effective rate of (0.1)% for the year ended December 31, 2023 was due primarily to the changes in valuation allowance, state taxes, and stock compensation.
When compared to the U.S. statutory tax rate of 21.0%, the effective rate of (0.2)% for the year ended December 31, 2022 was due primarily to the changes in valuation allowance, state taxes, and Sale of Design Manager.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The significant components of the Company’s deferred income tax assets and liabilities at December 31, 2024 and 2023 were comprised of the following:

	Year Ended December 31,
(in thousands)	2024	2023
Deferred tax assets
Net operating losses	$34,277	$31,710
Research credits	769	3,092
Property and equipment	323	363
Intangible assets and goodwill	864	1,074
Capitalized research and development expense	9,968	9,630
Operating lease liabilities	5,627	5,541
Stock-based compensation	1,220	2,295
Other	1,533	1,903
Total deferred tax assets	$54,581	$55,608
Valuation allowance	(48,978)	(49,814)
Net deferred tax assets	$5,603	$5,794
Deferred tax liabilities
Capitalized internal-use software	(503)	(674)
Right-of-use assets	(5,010)	(4,968)
Other	(90)	(152)
Total deferred tax liabilities	$(5,603)	$(5,794)
Net deferred tax liabilities	$—	$—
A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies in assessing the need for a valuation allowance. As of December 31, 2024 and 2023, the Company believe it is more likely than not that the net deferred tax assets will not be realizable. Accordingly, the Company has applied a valuation allowance against its net deferred tax assets. The net change in the total valuation allowance for the years ended December 31, 2024 and 2023 was a decrease of approximately $0.8 million and increase of approximately $4.9 million, respectively.
The activity in the Company’s valuation allowance for the years ended December 31, 2024 and 2023, was as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Valuation allowance at beginning of year	$49,814	$44,951
(Decrease) Increases recorded to provision for income taxes	(825)	4,887
Decreases recorded to equity	(11)	(24)
Valuation allowance at end of year	$48,978	$49,814
At December 31, 2024, the Company had approximately $123.0 million and $128.5 million of federal and state net operating loss (“NOL”) carryforwards, respectively. Approximately $52.6 million of the federal NOL and $81.4 million of the state NOL was generated prior to the 2018 tax year. As a result, these net operating loss carryforwards will expire, if not utilized, between 2031 and 2037 for federal and state income tax purposes. The post 2017 NOLs are subject to an indefinite carryforward period; therefore, $70.4 million of federal NOLs generated after 2017 may be carried forward indefinitely. As it pertains to the approximately $47.1 million of state NOLs generated after 2017, not all states have conformed to the Tax Cuts and Jobs Act of 2017; therefore, some state’s NOLs are unlimited while some will expire based on the respective state. The Company also has federal and state tax credits relating to research and development credits of $4.9 million and less than $0.1 million, which begin to expire in 2031.

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“IRC”), a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company completed formal studies through December 31, 2022 to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred. As a result of the studies, the Company determined that although it experienced an ownership change on July 28, 2015, the limitation from the ownership change will not result in any of the NOLs or tax credits expiring unutilized. No additional ownership changes have occurred through the date of the most recent study. The Company is in the process of updating the formal study through December 31, 2024 to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred.
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
As of December 31, 2024 and 2023, the Company had unrecognized tax benefits of $4.1 million and $1.0 million, respectively, which, if recognized, would not impact the Company’s tax provision and effective income tax rate due to a full valuation allowance. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2024 and 2023, the Company had not accrued interest or penalties related to unrecognized tax benefits. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Gross tax contingencies as of beginning of year	$1,031	$1,022
Additions for tax positions related to the current year	84	9
Additions for tax positions of prior years	2,976	—
Gross tax contingencies as of end of year	$4,091	$1,031
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, foreign jurisdictions, and various state and local jurisdictions. The Company’s federal and state tax returns for the tax years ended December 31, 2020 and forward generally remain subject to examination from the Internal Revenue Service and state tax authorities. However, the federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statutes of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statutes of limitations. Therefore, the Company’s tax years generally remain open to examination for all federal and state income tax matters until its net operating loss carryforwards are utilized and the respective statutes of limitations have lapsed. The returns in U.S. and state jurisdictions have varying statutes of limitations.
The Company’s income tax returns for December 31, 2020 through December 31, 2024 for their foreign subsidiaries remain subject to examination by tax authorities.
15.Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2024	2023	2022
Numerator:
Net loss	$(18,633)	$(22,699)	$(22,538)
Denominator:
Weighted average common shares outstanding—basic and diluted	37,820,400	39,724,697	38,479,437
Net loss per share—basic and diluted	$(0.49)	$(0.57)	$(0.59)

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

	Year Ended December 31,
	2024	2023	2022
Options to purchase common stock	3,560,144	3,831,710	4,034,287
Restricted stock units	4,230,176	3,400,489	2,807,981
Total	7,790,320	7,232,199	6,842,268
16.Commitments and Contingencies
Contractual Obligations
The Company has $29.2 million of non-cancelable contractual commitments as of December 31, 2024, primarily related to its operating lease agreements for both its current and former corporate headquarters in New York, NY, not including any offset for sublease income, as well as other software and support services. For those agreements with variable terms, the Company does not estimate what the total obligation may be beyond any minimum obligations. The following table represents the Company’s commitments under its purchase obligations as of December 31, 2024 (in thousands):

Fiscal Year Ending December 31,	Lease Obligations	Other Obligations	Total Obligations
2025	$5,379	$1,658	$7,037
2026	5,263	1,508	6,771
2027	5,263	531	5,794
2028	5,263	19	5,282
2029	4,292	—	4,292
Total	$25,460	$3,716	$29,176
Legal Proceedings
The Company is subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where the Company believes a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible. The Company does not believe that it is party to any pending legal proceedings that are likely to have a material effect on its business, financial condition or results of operations for the years ended December 31, 2024 and 2023.
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
Sales and other indirect tax contingencies
The Company conducts operations in many tax jurisdictions for which indirect taxes, such as sales, use and other indirect taxes, are assessed on its operations. Although the Company is diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient presence or responsibility for a jurisdiction to levy taxes, fees, and surcharges for sales made on an e-commerce platform. The Company recognized liabilities for contingencies related to sales and indirect taxes

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
deemed probable and estimable totaling $1.1 million and $2.5 million as of December 31, 2024 and 2023, respectively, which are included in other current liabilities in the Company’s consolidated balance sheets.
17. 401(K) Savings Plans
For the Company’s United States employees, it maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code, which is offered to all eligible employees, and participants may make voluntary contributions. Company contributions to the plan may be made at the discretion of the Company’s board of directors. These contributions to date have been immaterial. The Company also has various pension plans for its non-U.S. employees, some of which are required by local laws, and allow or require employer contributions. These plans cover substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.
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
Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Additionally, our auditors are not required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 as we are considered an “emerging growth company” as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.    Other Information
Rule 10b5-1 Trading Arrangements
During the quarter ended December 31, 2024, the following officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted a Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, for the sale of our common stock. Shares in each 10b5-1 trading arrangement that are subject to restricted stock units and stock options may only be traded following satisfaction of applicable vesting requirements. In addition, because of pricing (such as future share price targets) and timing conditions in each 10b5-1 trading arrangement, it is not yet determinable how many shares actually will be sold under each plan prior to its expiration date.
On December 14, 2024, Nancy Hood, our Chief Marketing Officer, entered into a 10b5-1 trading plan during an open insider trading window, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions for trades over a period of time from March 14, 2025 until December 12, 2025 or such earlier time as when 124,382 shares of the Company’s common stock are sold.
On December 16, 2024, Ryan Beauchamp, our Chief Product Officer, entered into a 10b5-1 trading plan during an open insider trading window, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions for trades over a period of time from June 9, 2025 until June 30, 2025 or such earlier time as when 10,856 shares of the Company’s common stock are sold.
During the quarter ended December 31, 2024, no other directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Our Board of Directors has adopted a Code of Conduct applicable to all officers, directors, and employees, which is available on our website (investors.1stdibs.com) under “Governance—Governance Documents.” We intend to make all required disclosures regarding any amendments to, or waivers from, any provisions of the code at the same location of our website.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 12.    Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 13.    Certain Relationships and Related Party Transactions
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Part IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Exhibits.
The list of exhibits is set forth under “Exhibit Index” at the end of this Annual Report on Form 10-K and is incorporated herein by reference.
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

10.6+	2021 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed March 3, 2022).
10.7+	Offer Letter from the Registrant to David S. Rosenblatt, dated February 5, 2021 (incorporated by reference from Exhibit 10.7 to the Form S-1).
10.8+	Offer Letter from the Registrant to Thomas Etergino, dated February 25, 2022 (incorporated by reference from Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K filed March 1, 2022).
10.9+*	Offer Letter from the Registrant to Ryan Beauchamp, dated February 6, 2023
10.10+	Form of Executive Bonus Plan (incorporated by reference from Exhibit 10.10 to the Form S-1).
10.11+	1stdibs.com, Inc. Executive Severance Plan (incorporated by reference from Exhibit 10.11 to the Form S-1).
10.12+
Second Amended and Restated Non-Employee Director Compensation Policy of the Board of Directors of 1stdibs.com, Inc. (incorporated by reference from Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed February 29, 2024).

10.13
Sublease Agreement, dated as of August 16, 2023, by and between 1stdibs.com, Inc. and Intuit Inc. (incorporated by reference from Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K filed August 22, 2023).

10.14
Lease Agreement, dated as of November 3, 2023, by and between 300 Park Ave. So. L.L.C. and 1stdibs.com, Inc. (incorporated by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 9, 2022).

10.15
Stock Repurchase Agreement, dated as of June 3, 2024, by and between 1stdibs.com, Inc., Insight Venture Partners IX, L.P., Insight Venture Partners (Cayman) IX, L.P., Insight Venture Partners (Delaware) IX, L.P., and Insight Venture Partners IX (Co-Investors), L.P. incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 6, 2024).

19.1*	Insider Trading Policy
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
1stdibs.com, Inc. Incentive-Based Compensation Recoupment Policy, effective October 2, 2023 (incorporated by reference from Exhibit 97 to the registrant’s Annual Report on Form 10-K filed February 29, 2024).

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
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, New York, on March 3, 2025.

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

Signature	Title	Date

/s/ David S. Rosenblatt	Chief Executive Officer and Director	March 3, 2025
David S. Rosenblatt	(Principal Executive Officer)

/s/ Thomas Etergino	Chief Financial Officer	March 3, 2025
Thomas Etergino	(Principal Financial and Accounting Officer)

/s/ Matthew R. Cohler	Director	March 3, 2025
Matthew R. Cohler

/s/ Lori A. Hickok	Director	March 3, 2025
Lori A. Hickok

/s/ Andrew G. Robb	Director	March 3, 2025
Andrew G. Robb

/s/ Brian J. Schipper	Director	March 3, 2025
Brian J. Schipper

/s/ Everette Taylor	Director	March 3, 2025
Everette Taylor

/s/ Paula J. Volent	Director	March 3, 2025
Paula J. Volent