Form 10-Q
period 2025-03-31
1stdibs.com, Inc.
filed 2025-05-12
CIK 1600641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of April 30, 2025, the registrant had 35,684,049 shares of common stock, $0.01 par value per share outstanding, net of treasury stock.

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
•the market demand for the products offered on our online marketplace, including vintage, antique, and contemporary furniture, home décor, jewelry, watches, art, and fashion; new and authenticated luxury design items in general; and the online market for these products;
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

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this Quarterly Report. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
1STDIBS.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$20,304	$25,964
Short-term investments	80,700	77,919
Accounts receivable, net of allowance for doubtful accounts of $35 and $13 at March 31, 2025 and December 31, 2024, respectively	658	490
Prepaid expenses	2,107	2,859
Receivables from payment processors	4,024	2,833
Other current assets	2,071	1,799
Total current assets	109,864	111,864
Restricted cash, non-current	3,670	3,657
Property and equipment, net	3,451	3,564
Operating lease right-of-use assets	18,831	19,728
Goodwill	4,261	4,232
Other assets	2,436	2,713
Total assets	$142,513	$145,758
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,353	$2,228
Payables due to sellers	9,806	8,605
Accrued expenses	10,197	11,475
Operating lease liabilities, current	4,219	4,186
Other current liabilities	1,779	1,965
Total current liabilities	29,354	28,459
Operating lease liabilities, non-current	16,914	17,970
Other liabilities	4	24
Total liabilities	46,272	46,453
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; zero shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 42,605,563 and 42,271,388 shares issued as of March 31, 2025 and December 31, 2024, respectively; and 35,684,049 and 35,827,866 outstanding as of March 31, 2025 and December 31, 2024, respectively	425	422
Treasury stock, at cost; 6,921,514 and 6,443,522 shares as of March 31, 2025 and December 31, 2024, respectively	(33,412)	(31,618)
Additional paid-in capital	466,677	463,224
Accumulated deficit	(337,158)	(332,352)
Accumulated other comprehensive loss	(291)	(371)
Total stockholders’ equity	96,241	99,305
Total liabilities and stockholders’ equity	$142,513	$145,758
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net revenue	$22,545	$22,062
Cost of revenue	6,223	6,076
Gross profit	16,322	15,986
Operating expenses:
Sales and marketing	9,116	9,169
Technology development	5,612	4,745
General and administrative	6,952	7,010
Provision for transaction losses	897	414
Total operating expenses	22,577	21,338
Loss from operations	(6,255)	(5,352)
Other income, net:
Interest income	1,099	1,692
Other, net	354	357
Total other income, net	1,453	2,049
Net loss before income taxes	(4,802)	(3,303)
Provision for income taxes	(4)	—
Net loss	$(4,806)	$(3,303)
Net loss per share—basic and diluted	$(0.14)	$(0.08)
Weighted average common shares outstanding—basic and diluted	35,573,283	39,745,095
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(4,806)	$(3,303)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax of $0 for each of the three months ended March 31, 2025 and 2024	68	(16)
Unrealized gains (losses) on short-term investments, net of tax of $0 for each of the three months ended March 31, 2025 and 2024	12	(192)
Comprehensive loss	$(4,726)	$(3,511)
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2024	35,827,866	$422	$463,224	$(332,352)	$(371)	$(31,618)	$99,305
Issuance of common stock for exercise of stock options	—	—	—	—	—	—	—
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	334,175	3	(621)	—	—	—	(618)
Stock-based compensation	—	—	4,074	—	—	—	4,074
Repurchase of common stock	(477,992)	—	—	—	—	(1,794)	(1,794)
Other comprehensive income	—	—	—	—	80	—	80
Net loss	—	—	—	(4,806)	—	—	(4,806)
Balances as of March 31, 2025	35,684,049	$425	$466,677	$(337,158)	$(291)	$(33,412)	$96,241

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2023	39,915,136	$407	$451,282	$(313,719)	$(186)	$(3,496)	$134,288
Issuance of common stock for exercise of stock options	172,274	2	701	—	—	—	703
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	197,726	2	(673)	—	—	—	(671)
Stock-based compensation	—	—	3,122	—	—	—	3,122
Repurchase of common stock	(552,885)	—	—	—	—	(2,915)	(2,915)
Other comprehensive loss	—	—	—	—	(208)	—	(208)
Net loss	—	—	—	(3,303)	—	—	(3,303)
Balances as of March 31, 2024	39,732,251	$411	$454,432	$(317,022)	$(394)	$(6,411)	$131,016
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,806)	$(3,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	457	462
Stock-based compensation expense	4,050	3,090
Provision for transaction losses, returns and refunds	35	434
Amortization of operating lease right-of-use assets	867	802
Accretion of discounts and amortization of premiums on short-term investments, net	176	(861)
Other, net	(2)	128
Changes in operating assets and liabilities:
Accounts receivable	(178)	(56)
Prepaid expenses and other current assets	550	1,002
Receivables from payment processors	(1,191)	(778)
Other assets	136	(1,217)
Accounts payable and accrued expenses	(194)	(2,939)
Payables due to sellers	1,201	1,464
Operating lease liabilities	(1,012)	(703)
Other current liabilities and other liabilities	(185)	(586)
Net cash used in operating activities	(96)	(3,061)
Cash flows from investing activities:
Maturities of short-term investments	20,050	31,577
Sales of short-term investments	988	—
Purchases of short-term investments	(23,984)	(29,492)
Development of internal-use software	(272)	(451)
Purchases of property and equipment	(47)	(196)
Net cash (used in) provided by investing activities	(3,265)	1,438
Cash flows from financing activities:
Proceeds from exercise of stock options	—	703
Payments for repurchase of common stock	(1,794)	(2,669)
Payments for taxes related to net share settlement of stock-based compensation awards	(618)	—
Net cash used in financing activities	(2,412)	(1,966)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	126	(56)
Net decrease in cash, cash equivalents, and restricted cash	(5,647)	(3,645)
Cash, cash equivalents, and restricted cash at beginning of the period	29,621	40,975
Cash, cash equivalents, and restricted cash at end of the period	$23,974	$37,330
Supplemental disclosure of non-cash activities:
Recording of right of use asset	$—	$3,483
Recording of lease liability	$—	$(3,483)
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
Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2025.
The consolidated balance sheet as of December 31, 2024, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2025.
There have been no material changes to the Company's significant accounting policies as described in the Form 10-K.
Restructuring Charges
During the year ended December 31, 2024, the Company incurred $1.4 million of employee severance and benefits costs relating to a workforce reduction. The majority of the $0.6 million of severance accrued as of March 31, 2025 is anticipated to be paid during the year ending December 31, 2025, while approximately $0.1 million is expected to be paid during the first quarter of 2026.
The following table displays a rollforward of the charges and payments to the accrued balance as of March 31, 2025:

(in thousands)	Restructuring Charges
Balance, December 31, 2024	$1,262
Restructuring charges	—
Cash payments	(694)
Balance, March 31, 2025	$568
There was no expense recorded in the three months ended March 31, 2025 or 2024 related to restructuring charges.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, provision for transaction losses, allowance for doubtful accounts, impairment assessment of goodwill, the determination of useful lives, income taxes, and the valuation of leases. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.
Segment Information
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “CODM”). The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. The Company’s single reportable and operating segment contains one reporting unit, which consists of the Company’s online marketplace that enables commerce between sellers and buyers. The CODM regularly reviews the GAAP consolidated statement of operations from a significant expense perspective when evaluating financial performance and allocating resources. While the CODM also reviews other funnel metrics regularly (GMV, Number of Orders, etc.), there are no additional significant segment expenses other than those disclosed in the consolidated statements of operations included within this section, Item 1. Financial Statements (unaudited).
Cash, Cash Equivalents, and Restricted Cash
The following represents the Company’s cash, cash equivalents, and restricted cash as of the periods presented:

(in thousands)	March 31, 2025	March 31, 2024
Cash and cash equivalents	$20,304	$33,730
Restricted cash, non-current	3,670	3,600
Total cash, cash equivalents, and restricted cash	$23,974	$37,330
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. As of March 31, 2025 and 2024, the Company’s restricted cash relates to $3.7 million in Letters of Credit for its office leases in New York, New York. The carrying value of the restricted cash approximates fair value. During the three months ended March 31, 2025 and 2024, the Company purchased $11.3 million and $16.7 million of available-for-sale securities classified as cash equivalents, respectively.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures. The standard will require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The new standard is effective for annual periods beginning after December 15, 2024. The Company adopted the standard during the year ended December 31, 2025. Adoption requires additional disclosures in the December 31, 2025 Form 10-K and will not have a financial impact on the Company’s consolidated balance sheets and statement of operations.
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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Short-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The table below segregates all assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$3,834	$—	$—	$3,834
U.S. Treasury securities	—	1,299	—	1,299
Total cash equivalents	$3,834	$1,299	$—	$5,133
Short-term investments:
Commercial paper	$—	$3,648	$—	$3,648
Corporate notes	—	23,654	—	23,654
U.S. Treasury securities	—	29,566	—	29,566
U.S. Government agency securities	—	23,832	—	23,832
Total short-term investments	$—	$80,700	$—	$80,700

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$6,795	$—	$—	$6,795
U.S. Treasury securities	—	3,199	—	3,199
Total cash equivalents	$6,795	$3,199	$—	$9,994
Short-term investments:
Commercial paper	$—	$2,263	—	2,263
Corporate notes	—	27,092	—	27,092
U.S. Treasury securities	—	14,852	—	14,852
U.S. Government agency securities	—	33,712	—	33,712
Total short-term investments	$—	$77,919	$—	$77,919
There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2025 and 2024. The Company’s cash equivalents and short-term investments for the periods presented were valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs and were classified as Level 1 or Level 2,

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
accordingly. As of March 31, 2025 and December 31, 2024, all other financial instruments not included in the table above were classified as Level 1.

3. Revenue Recognition
The following table summarizes the Company’s net revenue by type of service for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Seller marketplace services	$22,286	$21,838
Other services	259	224
Total net revenue	$22,545	$22,062
The Company generates net revenue from seller marketplace services and other services. Seller marketplace services primarily consist of marketplace transaction, subscription, and listing fees. Other services consist of other charges to the Company’s sellers including advertising revenues generated from displaying ads on the Company’s online marketplace. Net revenue by geographic region is determined based on the region the buyer is located in. For the three months ended March 31, 2025 and 2024, approximately 82% and 83% of on-platform marketplace transaction net revenue was derived from the United States, respectively, and no other individual country’s net revenue exceeded 10% of total net revenue.
4. Short-Term Investments
The following tables summarize the estimated value of the Company’s short-term investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$3,647	$2	$(1)	$3,648
Corporate notes	23,635	32	(13)	23,654
U.S. Treasury securities	29,551	21	(6)	29,566
U.S. Government agency securities	23,814	28	(10)	23,832
Total short-term investments	$80,647	$83	$(30)	$80,700

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$2,258	$5	$—	$2,263
Corporate notes	27,082	41	(31)	27,092
U.S. Treasury securities	14,851	7	(6)	14,852
U.S. Government agency securities	33,687	43	(18)	33,712
Total short-term investments	$77,878	$96	$(55)	$77,919
There were no realized gains or losses during the three months ended March 31, 2025 and 2024. The Company evaluates securities for expected credit losses on a quarterly basis with consideration given to the financial condition and near-term prospects of the issuer, whether the Company intends to sell the securities, and whether it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis. The Company did not recognize any credit losses related to available-for-sale debt securities during the three months ended March 31, 2025 and 2024. As of March 31, 2025, the Company does not intend to sell the investments and it is more likely than not that the Company will not

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
be required to sell these before they mature. There were no securities in a continuous unrealized loss position for 12 months or longer.
As of March 31, 2025, the fair value of short-term investments by remaining contractual maturity consisted of the following:

(in thousands)	Fair Value
Remaining maturity date one year or less	$51,783
Remaining maturity date greater than one year	28,917
Total short-term investments	$80,700
5. Property and Equipment, net
As of March 31, 2025 and December 31, 2024, property and equipment, net consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Internal-use software	$20,612	$20,026
Leasehold improvements	4,029	4,029
Computer equipment and software	642	621
Software in progress	621	913
Furniture and fixtures	73	73
Total property and equipment, gross	25,977	25,662
Less: Accumulated depreciation and amortization	(22,526)	(22,098)
Total property and equipment, net	$3,451	$3,564
As of March 31, 2025 and December 31, 2024, the net book value of internal-use software was $2.2 million and $2.0 million, respectively. Depreciation and amortization expense related to the Company’s property and equipment totaled $0.5 million, which included amortization expense for internal-use software of $0.4 million for each of the three months ended March 31, 2025 and 2024.
6. Accrued Expenses
As of March 31, 2025 and December 31, 2024, accrued expenses consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Shipping	$2,731	$2,536
Compensation & benefits	1,987	2,611
Sales & use taxes payable	1,536	1,490
Allowance for transaction losses	970	961
Accrued severance	568	1,262
Other	2,405	2,615
Total accrued expenses	$10,197	$11,475
7. Leases
The Company’s operating lease arrangements are principally for office spaces in New York City. In August 2023, the Company entered into a sublease agreement as the sublessor for its office space in its former New York City headquarters (the “Sublease”). Sublease income is recognized as an offset to lease expense on a straight-line basis over the lease term and is included in general and administrative expenses on the Company’s condensed consolidated statement of operations. The sublease ends on December 31, 2029, the expiration date of the Company’s former New York City headquarter’s lease. In November 2023, the Company entered into a lease agreement, as the lessee, for the Company’s new corporate headquarters in New York City (the “Lease Agreement”) which commenced in January 2024 with a five year term and an option to extend the lease for an additional five years.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2025, the Company had $18.8 million of operating lease right-of-use assets, $4.2 million and $16.9 million of current and non-current operating lease liabilities, respectively, and no finance leases on its condensed consolidated balance sheet. These operating lease arrangements, included in the measurement of lease liabilities, had a weighted-average remaining lease term of 4.6 years, a weighted-average discount rate of 6.1%, and do not reflect options to extend or terminate its leases, as management does not consider the exercise of these options to be reasonably certain. As of December 31, 2024, the Company had $19.7 million of operating lease right-of-use assets, $4.2 million and $18.0 million of current and non-current operating lease liabilities, respectively, and no finance leases on its consolidated balance sheet.
The Company paid $1.5 million and $1.1 million during the three months ended March 31, 2025 and 2024, respectively, for amounts included in the measurement of lease liabilities. The Company did not enter into any new lease arrangements during the three months ended March 31, 2025 and 2024.
The following table summarizes total lease expense, net for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease expense	$1,226	$1,151
Short-term lease expense	34	—
Variable lease expense	303	281
Total lease expense	1,563	1,432
Sublease income	(883)	(699)
Total lease expense, net	$680	$733
Operating lease expense is recognized on a straight-line basis over the term of the arrangement beginning on the lease commencement date for lease arrangements that have an initial term greater than 12 months and therefore are recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term for lease arrangements that have an initial term of 12 months or less and therefore are not recorded on the balance sheet. Variable lease expense is recognized as incurred and consists primarily of real estate taxes, utilities, and other office space related expenses. As of March 31, 2025, the total remaining operating lease payments included in the measurement of lease liabilities, and undiscounted remaining cash receipts from the Company’s Sublease was as follows (in thousands):

Fiscal Year Ending December 31,	Operating Lease Payments	Sublease Cash Receipts
2025 (remaining)	$(4,203)	$2,585
2026	(5,263)	3,504
2027	(5,263)	3,574
2028	(5,263)	3,645
2029	(4,292)	3,718
Total (payments) cash receipts	$(24,284)	$17,026
Less: imputed interest	3,151
Total lease liabilities	$(21,133)
8. Other Current Liabilities
As of March 31, 2025 and December 31, 2024, other current liabilities consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Sales and other indirect tax contingencies	$1,019	$1,100
Other	760	865
Total other current liabilities	$1,779	$1,965

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Equity
Preferred Stock
Effective June 14, 2021, in connection with the closing of the Company’s Initial Public Offering (“IPO”), the Company’s board of directors (“Board”) is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share, in one or more series. The Company's Board has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. As of March 31, 2025 and December 31, 2024, no shares of preferred stock were issued or outstanding.
Common Stock
As of March 31, 2025 and December 31, 2024, the Company had authorized 400,000,000 shares of voting common stock, $0.01 par value per share. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stockholders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Board out of legally available funds. If there is a liquidation, dissolution, or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock. The rights, preferences, and privileges of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.
As of March 31, 2025 and December 31, 2024, the Company had reserved shares of common stock for issuance in connection with the following:

	March 31, 2025	December 31, 2024
Options to purchase common stock	3,378,897	3,560,144
Restricted stock units outstanding	5,583,502	4,230,176
Shares available for future grant under the 2021 Plan	2,339,561	2,238,376
Shares available for future grant under the ESPP	2,329,934	1,971,655
Total	13,631,894	12,000,351
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
As of March 31, 2025, the Company had 6,921,514 shares of treasury stock carried at its cost basis of $33.4 million, and approximately $2.0 million remains available for future purchases.
The following table summarizes total treasury stock purchased under each of the Company's programs as of the periods presented:

(in thousands except share amounts)	March 31, 2025		December 31, 2024
	Shares	Cost Basis	Shares	Cost Basis
2023 Stock Repurchase Program	4,926,635	$25,373	4,926,635	$25,373
2024 Stock Repurchase Program	1,994,879	8,039	1,516,887	6,245
Total	6,921,514	$33,412	6,443,522	$31,618
10. Stock-based compensation
2011 Option Plan
The Company adopted the 2011 Stock Option and Grant Plan (the “2011 Plan”) on September 2, 2011 and amended and restated the plan on December 14, 2011. The 2011 Plan provided for the Company to grant incentive stock options (“ISOs”) or non-qualified stock options, restricted stock awards, and other stock-based awards to its employees, directors, officers, outside

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
advisors, and non-employee consultants. At the time of grant, the options issued to new employees pursuant to the 2011 Plan expire ten years from the date of grant and generally vest over four years, with 25% vesting on the first anniversary and the balance vesting ratably over the remaining 36 months. Options issued pursuant to the 2011 Plan expire ten years from the date of grant and generally vest ratably over 48 months.
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
2021 Stock Incentive Plan
In May 2021, the Company's Board adopted, and its stockholders approved, the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective upon the SEC declaring the Company’s IPO registration statement effective. The 2021 Plan provides for the grant of ISOs, non-statutory stock options, restricted share awards, restricted stock unit awards (“RSUs”), stock appreciation rights, cash-based awards, and performance-based stock awards, or collectively, stock awards. ISOs may be granted only to the Company’s employees, including officers, and the employees of its parent or subsidiaries. All other stock awards may be granted to the Company’s employees, officers, non-employee directors, consultants, and the employees and consultants of its parent, subsidiaries, and affiliates. Depending on the nature of the award granted, the vesting terms may differ. Generally for new hire awards, the requisite service period for RSUs to vest is over four years from the grant date, with 25% vesting on the first anniversary and the balance vesting ratably on a quarterly basis over the remaining vesting period. Generally, all additional RSUs vest ratably on a quarterly basis over three or four years beginning on the three month anniversary from the grant date. For RSU grants to members of our Board of Directors, initial awards vest ratably on an annual basis over three years, and annual refresh awards vest over one year.
The aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2021 Plan will not exceed the sum of (x) 4,333,333 shares (as adjusted for stock splits, stock dividends, combinations, and the like), plus (y) the sum of (1) the number of reserved shares not issued or subject to outstanding awards under the 2011 Plan on the effective date of the 2021 Plan and (2) the number of shares subject to outstanding stock awards granted under the 2011 Plan and that, following the effective date of the 2021 Plan, (A) are subsequently forfeited or terminated for any reason before being exercised or settled, (B) are not issued because such stock award is settled in cash, (C) are subject to vesting restrictions and are subsequently forfeited, (D) are withheld or reacquired to satisfy the applicable exercise, strike, or purchase price, or (E) are withheld or reacquired to satisfy a tax withholding obligation, plus (z) an annual increase on the first day of each fiscal year, for a period of not more than 10 years, beginning on January 1, 2022 and ending on, and including, January 1, 2031, in an amount equal to the lesser of (i) 5% of the outstanding shares on the last day of the immediately preceding fiscal year or (ii) such lesser amount that the Compensation Committee of the Board determines for purposes of the annual increase for that fiscal year. On January 1, 2025, the number of shares of common stock available for issuance under the 2021 Plan was automatically increased according to its terms by 1,791,393 shares.
As of March 31, 2025, 2,339,561 shares were available for future grants of the Company’s common stock.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
The following table summarizes the activity related to the Company’s stock options:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	3,560,144	$7.09	4.9	$—
Granted	—	$—
Exercised	—	$—
Cancelled/Forfeited	(181,247)	$5.63
Outstanding as of March 31, 2025	3,378,897	$7.17	4.7	$—
Options exercisable as of March 31, 2025	3,096,434	$7.14	4.4	$—
Options vested and expected to vest as of March 31, 2025	3,378,897	$7.17	4.7	$—
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.
There were no stock options granted during the three months ended March 31, 2025 and 2024. There were no options exercised during the three months ended March 31, 2025. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2024 was $0.3 million. The total fair value of stock options vested was $0.6 million and $0.7 million during the three months ended March 31, 2025 and 2024, respectively. The Company recognized $0.1 million and $0.2 million of stock-based compensation expense for options having a performance condition during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there are no more outstanding unvested options with a performance condition.
Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock units:

	Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	4,230,176	$5.52
Granted	2,249,975	$2.99
Vested	(518,129)	$5.73
Cancelled	(378,520)	$5.08
Outstanding as of March 31, 2025	5,583,502	$4.43
The estimated weighted-average grant date fair value of restricted stock units granted was $2.99 and $5.90 per share for the three months ended March 31, 2025 and 2024, respectively. The total grant date fair value of restricted stock units vested was $3.0 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively.
Employee Stock Purchase Plan
In May 2021, the Company's Board adopted, and its stockholders approved, the Company's 2021 Employee Stock Purchase Plan (the "ESPP"). A total of 2,329,934 shares of the Company's authorized but unissued or reacquired shares of its common stock (as adjusted for stock splits, stock dividends, combinations, and the like) are available for issuance under the ESPP. The number of shares of the Company's common stock that will be available for issuance under the ESPP also includes an annual increase on the first day of each fiscal year, for a period of not more than 10 years, beginning on January 1, 2022 and ending on, and including, January 1, 2031, equal to the least of: (i) 1% of the outstanding shares of the Company’s common stock on such date, (ii) 400,000 shares (as adjusted for stock splits, stock dividends, combinations, and the like) or (iii) a lesser amount determined by the Compensation Committee or the Company’s Board of Directors. On January 1, 2025, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 358,279 shares.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During regularly scheduled “offerings” under the ESPP, participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation, or such lower limit as may be determined by the Compensation Committee from time to time. Participants will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering. Participation in the ESPP will end automatically on termination of employment. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date, whichever is less. The fair market value of the Company’s common stock for this purpose will generally be the closing price on the Nasdaq Global Market (or such other exchange as the Company’s common stock may be traded at the relevant time) for the date in question, or if such date is not a trading day, for the last trading day before the date in question. As of March 31, 2025, an initial offering period has not commenced, and for the three months ended March 31, 2025 and 2024, no shares of common stock were purchased under the ESPP.
Stock-Based Compensation Expense
The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statements of operations:

(in thousands)	Three Months Ended March 31,
	2025	2024
Cost of revenue	$91	$80
Sales and marketing	770	731
Technology development	1,028	737
General and administrative	2,161	1,542
Total stock-based compensation expense	$4,050	$3,090
Stock-based compensation capitalized in connection with the Company’s internal-use software was less than $0.1 million for each of the three months ended March 31, 2025 and 2024. As of March 31, 2025, total unrecognized compensation expense related to unvested stock-based awards was $24.1 million, which is expected to be recognized over a weighted-average period of 2.4 years.
11. Income Taxes
The Company’s income tax provision was immaterial for the three months ended March 31, 2025 and 2024 due to the net loss before income taxes incurred for the year ended December 31, 2024 and expected to be incurred for the year ending December 31, 2025, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets. There were no material liabilities for interest and penalties accrued as of March 31, 2025.
12. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Numerator:
Net loss	$(4,806)	$(3,303)
Denominator:
Weighted average common shares outstanding—basic and diluted	35,573,283	39,745,095
Net loss per share—basic and diluted	$(0.14)	$(0.08)
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

	March 31,
	2025	2024
Options to purchase common stock	3,378,897	3,652,141
Restricted stock units	5,583,502	5,762,061
Total	8,962,399	9,414,202
13. Commitments and Contingencies
Contractual Obligations
The Company has $26.8 million of non-cancelable contractual commitments as of March 31, 2025, primarily related to its operating lease agreements for both its current and former corporate headquarters in New York, NY, not including any offset for sublease income, as well as other software and support services. For those agreements with variable terms, the Company does not estimate what the total obligation may be beyond any minimum obligations. The following table represents the Company’s commitments under its purchase obligations as of March 31, 2025 (in thousands):

Fiscal Year Ending December 31,	Lease Obligations	Other Obligations	Total Obligations
2025 (remaining)	$4,203	$1,114	$5,317
2026	5,263	1,057	6,320
2027	5,263	287	5,550
2028	5,263	20	5,283
2029	4,292	—	4,292
Total	$24,284	$2,478	$26,762
Legal Proceedings
The Company is subject to various claims and contingencies, which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where the Company believes a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible. The Company does not believe that it is party to any pending legal proceedings that are likely to have a material effect on its business, financial condition, or results of operations for the three months ended March 31, 2025.
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
Sales and other indirect tax contingencies
The Company conducts operations in many tax jurisdictions for which indirect taxes, such as sales, use and other indirect taxes, are assessed on its operations. Although the Company is diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient presence or responsibility for a jurisdiction to levy taxes, fees, and surcharges for sales made on an e-commerce platform. The Company recognized liabilities for contingencies related to sales and indirect taxes

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
deemed probable and estimable totaling $1.0 million and $1.1 million as of March 31, 2025 and December 31, 2024, respectively, which are included in other current liabilities in the Company’s condensed consolidated balance sheets.

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

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
GMV	$94,740	$91,686
Number of Orders	35,262	35,315
Active Buyers	64,799	60,666
Adjusted EBITDA (unaudited)	$(1,748)	$(1,794)

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
Our net revenue consists principally of seller marketplace services. Seller marketplace services primarily consist of marketplace transactions, subscriptions, and listing fees. Marketplace transaction fees are collected when sellers pay us commissions ranging from 5% to 50% of GMV and processing fees, which are approximately 3% of the buyer’s total payment, net of expected refunds. If a seller accepts a return or refund for an on-platform purchase, the related commission and processing fees are refunded. Subscriptions provide access to our online marketplace, allowing sellers, who are our customers, to execute successful purchase transactions with buyers. We offer our sellers various subscription pricing tiers which allows them to choose the plan that best fits their business, with choices of a higher monthly subscription fee and lower commission rates or lower monthly subscription fee and higher commission rates. Listing fee revenue is collected when sellers pay us for promoting certain products on their behalf and at their discretion through our online marketplace. Advertisements consist of impression-based ads displayed on our online marketplace on the seller’s behalf.
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
In certain transactions where our shipping services are elected by sellers, we facilitate shipping of items purchased from the seller to the buyer. The difference between the amount collected for shipping and the amount charged by the shipping carrier is included in cost of revenue in our condensed consolidated statements of operations. We facilitate fulfillment and shipping, but do not take ownership of or manage inventory.

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

Results of Operations
The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended March 31,
	2025	2024
Net revenue	$22,545	$22,062
Cost of revenue	6,223	6,076
Gross profit	16,322	15,986
Operating expenses:
Sales and marketing	9,116	9,169
Technology development	5,612	4,745
General and administrative	6,952	7,010
Provision for transaction losses	897	414
Total operating expenses	22,577	21,338
Loss from operations	(6,255)	(5,352)
Other income, net:
Interest income	1,099	1,692
Other, net	354	357
Total other income, net	1,453	2,049
Net loss before income taxes	(4,802)	(3,303)
Provision for income taxes	(4)	—
Net loss	$(4,806)	$(3,303)
The following table summarizes our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Net revenue	100%	100%
Cost of revenue	28	28
Gross profit	72	72
Operating expenses:
Sales and marketing	40	42
Technology development	25	21
General and administrative	31	32
Provision for transaction losses	4	2
Total operating expenses	100	97
Loss from operations	(28)	(25)
Other income, net:
Interest income	5	8
Other, net	1	2
Total other income, net	6	10
Net loss before income taxes	(22)	(15)
Provision for income taxes	—	—
Net loss	(22)%	(15)%
Comparison of the Three Months Ended March 31, 2025 and 2024
Net Revenue

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Net revenue	$22,545	$22,062	$483	2%

Net revenue was $22.5 million for the three months ended March 31, 2025, as compared to $22.1 million for the three months ended March 31, 2024. The increase of $0.5 million, or 2%, was primarily driven by increase in GMV which was due to the increase in average order value, as number of orders was consistent period over period.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 75% and 74% of our net revenue for the three months ended March 31, 2025 and 2024, respectively. Subscription fees accounted for 21% and 22% of our net revenue for the three months ended March 31, 2025 and 2024, respectively.
Cost of Revenue

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Cost of revenue	$6,223	$6,076	$147	2%
Cost of revenue was generally consistent with $6.2 million for the three months ended March 31, 2025, as compared to $6.1 million for the three months ended March 31, 2024.
Gross Profit and Gross Margin
Gross profit was $16.3 million and gross margin was 72.4% for the three months ended March 31, 2025, as compared to gross profit of $16.0 million and gross margin of 72.5% for the three months ended March 31, 2024. Gross profit and gross margin for the three months ended March 31, 2025 was generally consistent due to the 2% increases in both net revenue and cost of revenue as outlined above.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Sales and marketing	$9,116	$9,169	$(53)	(1)%
Sales and marketing expense was generally consistent with $9.1 million for the three months ended March 31, 2025, as compared to $9.2 million for the three months ended March 31, 2024.
Technology Development

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Technology development	$5,612	$4,745	$867	18%
Technology development expense was $5.6 million for the three months ended March 31, 2025, as compared to $4.7 million for the three months ended March 31, 2024. The increase of $0.9 million, or 18%, was primarily driven by a $0.7 million increase in salaries and benefits and a $0.3 million increase in stock-based compensation expense resulting from our annual compensation increases and equity grants in March as well as an increase in headcount.
General and Administrative

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
General and administrative	$6,952	$7,010	$(58)	(1)%
General and administrative expense was generally flat with $7.0 million for the three months ended March 31, 2025, as compared to $7.0 million for the three months ended March 31, 2024. The decrease of $0.1 million, or 1%, was primarily driven by a $0.4 million decrease in non-income taxes expense primarily related to a settlement of a sales tax audit in the prior year and a $0.1 million decrease in salaries and benefits, due to lower headcount, and a $0.1 million decrease in professional services, due to lower consultant usage. These were partially offset by a $0.6 million increase in stock-based compensation expense resulting from our annual equity grants.
Provision for Transaction Losses

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Provision for transaction losses	$897	$414	$483	117%

Provision for transaction losses was $0.9 million for the three months ended March 31, 2025, as compared to $0.4 million for the three months ended March 31, 2024. The increase of $0.5 million, or 117%, was primarily driven by a provision adjustment for a change in estimate based upon historical trends in the prior year as well as timing and volume of claims and an increase in GMV.
Other Income, Net

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Total other income, net	$1,453	$2,049	$(596)	(29)%
Other income, net was $1.5 million for the three months ended March 31, 2025, as compared to $2.0 million for the three months ended March 31, 2024. The decrease of $0.6 million, or 29%, was primarily due to lower interest income driven by lower cash, cash equivalents, and short-term investments for the three months ended March 31, 2025 coupled with interest rate drops throughout 2024.
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
We define Adjusted EBITDA as our net loss, excluding: (1) depreciation and amortization; (2) stock-based compensation expense; (3) other income, net; (4) provision for income taxes; and (5) strategic alternative expenses. The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net loss	$(4,806)	$(3,303)
Depreciation and amortization	457	462
Stock-based compensation expense	4,050	3,090
Other income, net	(1,453)	(2,049)
Provision for income taxes	4	—
Strategic alternative expenses	—	6
Adjusted EBITDA	$(1,748)	$(1,794)
Liquidity and Capital Resources
As of March 31, 2025, we had cash, cash equivalents and short-term investments of $101.0 million and an accumulated deficit of $337.2 million. Net cash used in operating activities was $0.1 million in the three months ended March 31, 2025. We expect operating losses and negative cash flows from operations to continue in the foreseeable future as we continue to strategically invest in growth activities. Our principal use of cash is to fund our operations including platform development to support our strategic initiatives and anticipated share repurchases under the 2024 Stock Repurchase Program.
Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations and capital expenditure requirements through at least the next 12 months. We expect to continue to incur substantial expenditures in the near term to support our ongoing activities. While management believes that our current cash, cash equivalents and short-term investments are sufficient to fund our operating expenses, capital expenditure requirements, and any anticipated share repurchases under the 2024 Stock Repurchase Program for at least the next 12 months, we may need to borrow funds or raise additional equity to achieve our longer-term business objectives.
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
During the three months ended March 31, 2025, 477,992 shares of our common stock were purchased for a total cost of $1.8 million and approximately $2.0 million remains available for future purchases. The following table summarizes total treasury stock purchased under each of the Company's programs as of the periods presented:

(in thousands except share amounts)	March 31, 2025		December 31, 2024
	Shares	Cost Basis	Shares	Cost Basis
2023 Stock Repurchase Program	4,926,635	$25,373	4,926,635	$25,373
2024 Stock Repurchase Program	1,994,879	8,039	1,516,887	6,245
Total	6,921,514	$33,412	6,443,522	$31,618

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(96)	$(3,061)
Net cash (used in) provided by investing activities	(3,265)	1,438
Net cash used in financing activities	(2,412)	(1,966)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	126	(56)
Net decrease in cash, cash equivalents, and restricted cash	$(5,647)	$(3,645)
Cash Flows from Operating Activities
Net cash used in operating activities was $0.1 million for the three months ended March 31, 2025 and was driven primarily by offsetting increases and decreases in operating assets and liabilities, including a $1.2 million increase in receivables from payment processors due to an increase in GMV and the timing of cash receipts from the payment processers, a $1.0 million decrease in operating lease liabilities due to our monthly operating lease payments, partially offset by a $1.2 million increase in payables due to sellers due to an increase in GMV and the timing of the payments we make to our sellers.
Net cash used in operating activities was $3.1 million for the three months ended March 31, 2024, and was driven primarily by a $2.9 million change in accounts payable and accrued expenses due to timing of payments and invoices, including our annual bonuses which were paid in March 2024.
Cash Flows from Investing Activities
Net cash used in investing activities was $3.3 million for the three months ended March 31, 2025, and was driven primarily by $24.0 million in purchases of short-term investments, partially offset by $21.0 million in maturities and sales of short-term investments.
Net cash provided by investing activities was $1.4 million for the three months ended March 31, 2024, and was driven primarily by $31.6 million maturities of short-term investments partially offset by $29.5 million purchases of short-term investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $2.4 million for the three months ended March 31, 2025, and was driven primarily by $1.8 million in purchases of our common stock as part of our 2024 Stock Repurchase Program and $0.6 million of payments for taxes related to net share settlements of stock-based compensation awards.
Net cash used in financing activities was $2.0 million for the three months ended March 31, 2024, and was driven primarily by $2.7 million of purchases of our common stock as part of our 2023 Stock Repurchase Program partially offset by $0.7 million in proceeds from the exercise of stock options.
Contractual Obligations
As of March 31, 2025, there were no material changes in commitments under contractual obligations compared to the contractual obligations disclosed in our Form 10-K.
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
Interest Rate Sensitivity
Interest rate risk relates to the loss we could incur in our cash portfolios due to a change in interest rates. As of March 31, 2025, we had cash, cash equivalents and short-term investments of $101.0 million. Our cash and cash equivalents consist primarily of demand and money market accounts, as well as available-for-sale debt securities with an original maturity of 90 days or less. Our short-term investments consist primarily of U.S. Government agency and Treasury securities, as well as commercial paper and corporate notes which have an original maturity greater than 90 days and are highly liquid in nature. Due to the nature of our cash, cash equivalents and short-term investments, we would expect a hypothetical 100 basis point increase or decrease in interest rates to result in an approximate increase or decrease of $0.7 million in our cash, cash equivalents and short-term investments. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.
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
Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, Euros, and British pounds, depending on the currency selection of the seller. Our cost of revenue and operating expenses are primarily denominated in U.S. dollars. As our online marketplace continues to grow globally, our results of operations and cash flows may be subject to fluctuations due to the change in foreign exchange rates. To date, fluctuations due to changes in the Euro and British pound have not been significant, but we may experience material foreign exchange gains and losses in our statement of operations in the future. As of March 31, 2025, we would expect an adverse 10% change in current exchange rates to result in no more than a $0.8 million decrease in net revenue for the three months ended March 31, 2025.
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated by requiring upfront payment for many of our services and due to our diverse customer base, dispersed over various geographic regions and industrial sectors. For the three months ended March 31, 2025 and 2024, no single customer accounted for more than 10% of our net revenue. We maintain provisions for potential credit losses and such losses to date have been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of certain risks that affect our business, refer to the section entitled “Risk Factors” in our 2024 Annual Report on Form 10-K. There have been no material changes to the risk factors disclosed in our 2024 Form 10-K.
The risks described in our 2024 Form 10-K are not the only risks we face. We describe in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Quarterly Report on Form 10-Q certain known trends and uncertainties that affect our business. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) Issuer Purchases of Equity Securities
The following table presents details of our monthly share repurchases for the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)
January 1, 2025 - January 31, 2025	284,477	$3.63	284,477	$2,756
February 1, 2025 - February 28, 2025	153,233	$4.07	153,233	$2,133
March 1, 2025 - March 31, 2025	40,282	$3.32	40,282	$1,999
Total	477,992		477,992
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
Item 5. Other Information
(c) Adoption or Termination of Insider Trading Arrangements
No directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities during the quarter ended March 31, 2025.

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

1STDIBS.COM, INC.

/s/ Thomas Etergino
Date: May 12, 2025	Thomas Etergino Chief Financial Officer (Principal Financial Officer)