Form 10-Q
period 2025-06-30
1stdibs.com, Inc.
filed 2025-08-07
CIK 1600641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of August 1, 2025, the registrant had 36,246,609 shares of common stock, $0.01 par value per share outstanding, net of treasury stock.

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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
1STDIBS.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$22,431	$25,964
Restricted cash, current	1,329	—
Short-term investments	71,857	77,919
Accounts receivable, net of allowance for doubtful accounts of $72 and $13 at June 30, 2025 and December 31, 2024, respectively	698	490
Prepaid expenses	4,072	2,859
Receivables from payment processors	3,728	2,833
Other current assets	1,687	1,799
Total current assets	105,802	111,864
Restricted cash, non-current	3,683	3,657
Property and equipment, net	3,173	3,564
Operating lease right-of-use assets	18,586	19,728
Goodwill	4,322	4,232
Other assets	3,005	2,713
Total assets	$138,571	$145,758
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,243	$2,228
Payables due to sellers	8,956	8,605
Accrued expenses	8,876	11,475
Operating lease liabilities, current	4,374	4,186
Other current liabilities	1,865	1,965
Total current liabilities	27,314	28,459
Operating lease liabilities, non-current	16,388	17,970
Other liabilities	4	24
Total liabilities	43,706	46,453
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; zero shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 43,168,123 and 42,271,388 shares issued as of June 30, 2025 and December 31, 2024, respectively; and 36,246,609 and 35,827,866 outstanding as of June 30, 2025 and December 31, 2024, respectively	432	422
Treasury stock, at cost; 6,921,514 and 6,443,522 shares as of June 30, 2025 and December 31, 2024, respectively	(33,412)	(31,618)
Additional paid-in capital	469,506	463,224
Accumulated deficit	(341,471)	(332,352)
Accumulated other comprehensive loss	(190)	(371)
Total stockholders’ equity	94,865	99,305
Total liabilities and stockholders’ equity	$138,571	$145,758
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$22,135	$22,235	$44,680	$44,297
Cost of revenue	6,237	6,290	12,460	12,366
Gross profit	15,898	15,945	32,220	31,931
Operating expenses:
Sales and marketing	8,142	9,265	17,258	18,434
Technology development	5,902	5,470	11,514	10,215
General and administrative	6,606	6,882	13,558	13,892
Provision for transaction losses	965	822	1,862	1,236
Total operating expenses	21,615	22,439	44,192	43,777
Loss from operations	(5,717)	(6,494)	(11,972)	(11,846)
Other income, net:
Interest income	989	1,646	2,088	3,338
Other, net	434	415	788	772
Total other income, net	1,423	2,061	2,876	4,110
Net loss before income taxes	(4,294)	(4,433)	(9,096)	(7,736)
Provision for income taxes	(19)	(4)	(23)	(4)
Net loss	$(4,313)	$(4,437)	$(9,119)	$(7,740)
Net loss per share—basic and diluted	$(0.12)	$(0.12)	$(0.26)	$(0.20)
Weighted average common shares outstanding—basic and diluted	35,820,053	38,517,785	35,697,350	39,131,456
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(4,313)	$(4,437)	$(9,119)	$(7,740)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax of $0 for each of the three and six months ended June 30, 2025 and 2024	124	(7)	192	(23)
Unrealized losses on short-term investments, net of tax of $0 for each of the three and six months ended June 30, 2025 and 2024	(23)	(71)	(11)	(263)
Comprehensive loss	$(4,212)	$(4,515)	$(8,938)	$(8,026)
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2025	35,684,049	$425	$466,677	$(337,158)	$(291)	$(33,412)	$96,241
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	562,560	7	(720)	—	—	—	(713)
Stock-based compensation	—	—	3,549	—	—	—	3,549
Other comprehensive income	—	—	—	—	101	—	101
Net loss	—	—	—	(4,313)	—	—	(4,313)
Balances as of June 30, 2025	36,246,609	$432	$469,506	$(341,471)	$(190)	$(33,412)	$94,865

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2024	35,827,866	$422	$463,224	$(332,352)	$(371)	$(31,618)	$99,305
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	896,735	10	(1,341)	—	—	—	(1,331)
Stock-based compensation	—	—	7,623	—	—	—	7,623
Repurchase of common stock	(477,992)	—	—	—	—	(1,794)	(1,794)
Other comprehensive income	—	—	—	—	181	—	181
Net loss	—	—	—	(9,119)	—	—	(9,119)
Balances as of June 30, 2025	36,246,609	$432	$469,506	$(341,471)	$(190)	$(33,412)	$94,865

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2024	39,732,251	$411	$454,432	$(317,022)	$(394)	$(6,411)	$131,016
Issuance of common stock for exercise of stock options	21,588	—	83	—	—	—	83
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	489,566	5	(1,307)	—	—	—	(1,302)
Stock-based compensation	—	—	4,066	—	—	—	4,066
Repurchase of common stock	(3,550,267)	—	—	—	—	(18,962)	(18,962)
Other comprehensive loss	—	—	—	—	(78)	—	(78)
Net loss	—	—	—	(4,437)	—	—	(4,437)
Balances as of June 30, 2024	36,693,138	$416	$457,274	$(321,459)	$(472)	$(25,373)	$110,386

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2023	39,915,136	$407	$451,282	$(313,719)	$(186)	$(3,496)	$134,288
Issuance of common stock for exercise of stock options	193,862	2	784	—	—	—	786
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	687,292	7	(1,980)	—	—	—	(1,973)
Stock-based compensation	—	—	7,188	—	—	—	7,188
Repurchase of common stock	(4,103,152)	—	—	—	—	(21,877)	(21,877)
Other comprehensive loss	—	—	—	—	(286)	—	(286)
Net loss	—	—	—	(7,740)	—	—	(7,740)
Balances as of June 30, 2024	36,693,138	$416	$457,274	$(321,459)	$(472)	$(25,373)	$110,386
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,119)	$(7,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	880	932
Stock-based compensation expense	7,592	7,106
Provision for transaction losses, returns and refunds	294	625
Amortization of operating lease right-of-use assets	1,777	1,661
Accretion of discounts and amortization of premiums on short-term investments, net	(250)	(1,499)
Other, net	(65)	162
Changes in operating assets and liabilities:
Accounts receivable	(305)	(193)
Prepaid expenses and other current assets	(1,261)	(1,271)
Receivables from payment processors	(895)	(633)
Other assets	(406)	(1,181)
Accounts payable and accrued expenses	(1,680)	(3,601)
Payables due to sellers	352	1,611
Operating lease liabilities	(2,031)	(1,394)
Other current liabilities and other liabilities	(122)	(290)
Net cash used in operating activities	(5,239)	(5,705)
Cash flows from investing activities:
Maturities of short-term investments	37,795	49,177
Sales of short-term investments	988	18,667
Purchases of short-term investments	(32,484)	(51,507)
Development of internal-use software	(366)	(797)
Purchases of property and equipment	(83)	(554)
Other, net	—	297
Net cash provided by investing activities	5,850	15,283
Cash flows from financing activities:
Proceeds from exercise of stock options	—	786
Payments for repurchase of common stock	(1,794)	(21,877)
Payments for taxes related to net share settlement of stock-based compensation awards	(1,333)	(1,973)
Net cash used in financing activities	(3,127)	(23,064)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	338	(62)
Net decrease in cash, cash equivalents, and restricted cash	(2,178)	(13,548)
Cash, cash equivalents, and restricted cash at beginning of the period	29,621	40,975
Cash, cash equivalents, and restricted cash at end of the period	$27,443	$27,427
Supplemental disclosure of non-cash activities:
Recording of right of use asset	$698	$3,483
Recording of lease liability	$(698)	$(3,483)
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
In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2025.
There have been no material changes to the Company's significant accounting policies as described in the Form 10-K.
Restructuring Charges
During the year ended December 31, 2024, the Company incurred $1.4 million of employee severance and benefits costs relating to a workforce reduction. The majority of the remaining $0.3 million of severance accrued as of June 30, 2025 is anticipated to be paid during the year ending December 31, 2025, while approximately $0.1 million is expected to be paid during the first quarter of 2026.
The following table displays a rollforward of the charges and payments to the accrued balance as of June 30, 2025:

(in thousands)	Restructuring Charges
Balance, December 31, 2024	$1,262
Restructuring charges	—
Cash payments	(944)
Balance, June 30, 2025	$318
There was no expense recorded in the three and six months ended June 30, 2025 related to restructuring charges. During the three and six months ended June 30, 2024 there was $0.4 million of general and administrative expense relating to restructuring charges that we recorded in the condensed consolidated statements of operations.

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
Segment Information
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”). The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. The Company’s single reportable and operating segment contains one reporting unit, which consists of the Company’s online marketplace that enables commerce between sellers and buyers. The CODM regularly reviews the GAAP consolidated statement of operations from a significant expense perspective when evaluating financial performance and allocating resources. While the CODM also reviews other funnel metrics regularly (i.e. Gross Merchandise Value (“GMV”), Number of Orders, etc.), there are no additional significant segment expenses other than those disclosed in the condensed consolidated statements of operations.
Cash, Cash Equivalents, and Restricted Cash
The following represents the Company’s cash, cash equivalents, and restricted cash as of the periods presented:

(in thousands)	June 30, 2025	June 30, 2024
Cash and cash equivalents	$22,431	$23,807
Restricted cash, current	1,329	—
Restricted cash, non-current	3,683	3,620
Total cash, cash equivalents, and restricted cash	$27,443	$27,427
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. As of June 30, 2025, the Company’s restricted cash, current relates to a hold back of cash from a payment processor that was subsequently released and paid back to the Company in July 2025. As of June 30, 2025 and 2024, the Company’s restricted cash, non-current relates to $3.7 million and $3.6 million in Letters of Credit for its office leases, respectively. The carrying value of the restricted cash approximates fair value. During the three and six months ended June 30, 2025, the Company purchased $1.1 million and $12.4 million of available-for-sale securities classified as cash equivalents, respectively. During the three and six months ended June 30, 2024 the Company purchased $8.9 million and $25.6 million of available-for-sale securities classified as cash equivalents, respectively.
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
Short-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The table below segregates all assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$7,671	$—	$—	$7,671
Total cash equivalents	$7,671	$—	$—	$7,671
Short-term investments:
Commercial paper	$—	$3,321	$—	$3,321
Corporate notes	—	19,644	—	19,644
U.S. Treasury securities	—	28,256	—	28,256
U.S. Government agency securities	—	20,636	—	20,636
Total short-term investments	$—	$71,857	$—	$71,857

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$6,795	$—	$—	$6,795
U.S. Treasury securities	—	3,199	—	3,199
Total cash equivalents	$6,795	$3,199	$—	$9,994
Short-term investments:
Commercial paper	$—	$2,263	—	2,263
Corporate notes	—	27,092	—	27,092
U.S. Treasury securities	—	14,852	—	14,852
U.S. Government agency securities	—	33,712	—	33,712
Total short-term investments	$—	$77,919	$—	$77,919

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2025 and 2024. The Company’s cash equivalents and short-term investments for the periods presented were valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs and were classified as Level 1 or Level 2, accordingly. As of June 30, 2025 and December 31, 2024, all other financial instruments not included in the table above were classified as Level 1.
3. Revenue Recognition
The following table summarizes the Company’s net revenue by type of service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Seller marketplace services	$21,881	$21,962	$44,167	$43,800
Other services	254	273	513	497
Total net revenue	$22,135	$22,235	$44,680	$44,297
The Company generates net revenue from seller marketplace services and other services. Seller marketplace services primarily consist of marketplace transaction, subscription, and listing fees. Other services consist of other charges to the Company’s sellers including advertising revenues generated from displaying ads on the Company’s online marketplace. Net revenue by geographic region is determined based on the region the buyer is located in. For the three and six months ended June 30, 2025, approximately 82% of on-platform marketplace transaction net revenue was derived from the United States, and for the three and six months ended June 30, 2024 approximately 81% and 82% of on-platform marketplace transaction net revenue, respectively, was derived from the United States. No other individual country’s net revenue exceeded 10% of total net revenue.
4. Short-Term Investments
The following tables summarize the estimated value of the Company’s short-term investments as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$3,324	$—	$(3)	$3,321
Corporate notes	19,629	23	(8)	19,644
U.S. Treasury securities	28,241	23	(8)	28,256
U.S. Government agency securities	20,634	15	(13)	20,636
Total short-term investments	$71,828	$61	$(32)	$71,857

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$2,258	$5	$—	$2,263
Corporate notes	27,082	41	(31)	27,092
U.S. Treasury securities	14,851	7	(6)	14,852
U.S. Government agency securities	33,687	43	(18)	33,712
Total short-term investments	$77,878	$96	$(55)	$77,919
There were no realized gains or losses during the three and six months ended June 30, 2025. The Company recognized less than $0.1 million of realized losses related to sales of $18.7 million available-for-sale debt securities during the three and six months ended June 30, 2024. The Company evaluates securities for expected credit losses on a quarterly basis with consideration given to the financial condition and near-term prospects of the issuer, whether the Company intends to sell the securities, and whether it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis. The Company did not recognize any credit losses related to available-for-sale debt securities during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, the Company does not intend to sell the investments

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and it is more likely than not that the Company will not be required to sell these before they mature. There were no securities in a continuous unrealized loss position for 12 months or longer.
As of June 30, 2025, the fair value of short-term investments by remaining contractual maturity consisted of the following:

(in thousands)	Fair Value
Remaining maturity date one year or less	$48,068
Remaining maturity date greater than one year	23,789
Total short-term investments	$71,857
5. Property and Equipment, net
As of June 30, 2025 and December 31, 2024, property and equipment, net consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Internal-use software	$20,705	$20,026
Leasehold improvements	4,029	4,029
Computer equipment and software	689	621
Software in progress	630	913
Furniture and fixtures	73	73
Total property and equipment, gross	26,126	25,662
Less: Accumulated depreciation and amortization	(22,953)	(22,098)
Total property and equipment, net	$3,173	$3,564
As of June 30, 2025 and December 31, 2024, the net book value of internal-use software was $1.9 million and $2.0 million, respectively. Depreciation and amortization expense related to the Company’s property and equipment totaled $0.4 million and $0.9 million for the three and six months ended June 30, 2025, respectively, which included amortization expense for internal-use software of $0.4 million and $0.7 million, respectively. Depreciation and amortization expense related to the Company’s property and equipment totaled $0.5 million and $0.9 million for the three and six months ended June 30, 2024, respectively, which included amortization expense for internal-use software of $0.4 million and $0.8 million, respectively.
6. Accrued Expenses
As of June 30, 2025 and December 31, 2024, accrued expenses consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Shipping	$2,263	$2,536
Compensation & benefits	1,755	2,611
Sales & use taxes payable	1,100	1,490
Allowance for transaction losses	970	961
Accrued severance	317	1,262
Other	2,471	2,615
Total accrued expenses	$8,876	$11,475
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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2025, the Company had $18.6 million of operating lease right-of-use assets, $4.4 million and $16.4 million of current and non-current operating lease liabilities, respectively, and no finance leases on its condensed consolidated balance sheet. These operating lease arrangements, included in the measurement of lease liabilities, had a weighted-average remaining lease term of 4.4 years, a weighted-average discount rate of 6.2%, and do not reflect options to extend or terminate its leases, as management does not consider the exercise of these options to be reasonably certain. As of December 31, 2024, the Company had $19.7 million of operating lease right-of-use assets, $4.2 million and $18.0 million of current and non-current operating lease liabilities, respectively, and no finance leases on its consolidated balance sheet.
During the three and six months ended June 30, 2025, the Company paid $1.4 million and $2.7 million for amounts included in the measurement of lease liabilities, respectively, and $1.1 million and $2.1 million during the three and six months ended June 30, 2024, respectively. In April 2025, the Company entered into a new lease agreement for office space in Lithuania with a five year term that resulted in a right-of-use asset and lease liabilities of $0.7 million. The Company did not enter into any new lease arrangements during the three and six months ended June 30, 2024.
The following table summarizes total lease expense, net for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease expense	$1,244	$1,224	$2,470	$2,305
Short-term lease expense	8	12	61	12
Variable lease expense	315	328	618	608
Total lease expense	1,567	1,564	3,149	2,925
Sublease income	(886)	(1,054)	(1,775)	(1,753)
Total lease expense, net	$681	$510	$1,374	$1,172
Operating lease expense is recognized on a straight-line basis over the term of the arrangement beginning on the lease commencement date for lease arrangements that have an initial term greater than 12 months and therefore are recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term for lease arrangements that have an initial term of 12 months or less and therefore are not recorded on the balance sheet. Variable lease expense is recognized as incurred and consists primarily of real estate taxes, utilities, and other office space related expenses. As of June 30, 2025, the total remaining operating lease payments included in the measurement of lease liabilities, and undiscounted remaining cash receipts from the Company’s Sublease was as follows (in thousands):

Fiscal Year Ending December 31,	Operating Lease Payments	Sublease Cash Receipts
2025 (remaining)	$(2,806)	$1,723
2026	(5,429)	3,504
2027	(5,429)	3,574
2028	(5,429)	3,645
2029	(4,458)	3,718
2030	(41)	—
Total (payments) cash receipts	$(23,592)	$16,164
Less: imputed interest	2,830
Total lease liabilities	$(20,762)
8. Other Current Liabilities
As of June 30, 2025 and December 31, 2024, other current liabilities consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Sales and other indirect tax contingencies	$1,112	$1,100
Other	753	865
Total other current liabilities	$1,865	$1,965

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Equity
Preferred Stock
Effective June 14, 2021, in connection with the closing of the Company’s Initial Public Offering (“IPO”), the Company’s board of directors (“Board”) is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share, in one or more series. The Company's Board has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. As of June 30, 2025 and December 31, 2024, no shares of preferred stock were issued or outstanding.
Common Stock
As of June 30, 2025 and December 31, 2024, the Company had authorized 400,000,000 shares of voting common stock, $0.01 par value per share. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stockholders, the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Board out of legally available funds. If there is a liquidation, dissolution, or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock. The rights, preferences, and privileges of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.
As of June 30, 2025 and December 31, 2024, the Company had reserved shares of common stock for issuance in connection with the following:

	June 30, 2025	December 31, 2024
Options to purchase common stock	3,353,962	3,560,144
Restricted stock units outstanding	4,918,148	4,230,176
Shares available for future grant under the 2021 Plan	2,224,900	2,238,376
Shares available for future grant under the ESPP	2,329,934	1,971,655
Total	12,826,944	12,000,351
Treasury Stock
In August 2023, the Board authorized the Company to repurchase up to an aggregate of $20.0 million of its common stock (“2023 Stock Repurchase Program”). In June 2024, the Board authorized an increase to the Company’s 2023 Stock Repurchase Program to an aggregate repurchase amount of $25.5 million, and subsequently announced the completion of its 2023 Stock Repurchase Program. In August 2024, the Board authorized the Company to repurchase up to an aggregate of $10.0 million of its common stock (“2024 Stock Repurchase Program”).
As of June 30, 2025, the Company had 6,921,514 shares of treasury stock carried at its cost basis of $33.4 million, and approximately $2.0 million remains available for future purchases.
The following table summarizes total treasury stock purchased under each of the Company's programs as of the periods presented:

(in thousands except share amounts)	June 30, 2025		December 31, 2024
	Shares	Cost Basis	Shares	Cost Basis
2023 Stock Repurchase Program	4,926,635	$25,373	4,926,635	$25,373
2024 Stock Repurchase Program	1,994,879	8,039	1,516,887	6,245
Total	6,921,514	$33,412	6,443,522	$31,618
10. Stock-based compensation
2011 Option Plan
The Company adopted the 2011 Stock Option and Grant Plan (the “2011 Plan”) on September 2, 2011 and amended and restated the plan on December 14, 2011. The 2011 Plan provided for the Company to grant incentive stock options (“ISOs”) or non-qualified stock options, restricted stock awards, and other stock-based awards to its employees, directors, officers, outside

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
advisors, and non-employee consultants. At the time of grant, the options issued to new employees pursuant to the 2011 Plan expire ten years from the date of grant and generally vest over four years, with 25% vesting on the first anniversary and the balance vesting ratably over the remaining 36 months. Generally, all additional options issued pursuant to the 2011 Plan expire ten years from the date of grant and generally vest ratably over 48 months.
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
2021 Stock Incentive Plan
In May 2021, the Company's Board adopted, and its stockholders approved, the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective upon the SEC declaring the Company’s IPO registration statement effective. The 2021 Plan provides for the grant of ISOs, non-statutory stock options, restricted share awards, restricted stock unit awards (“RSUs”), stock appreciation rights, cash-based awards, and performance-based stock awards, or collectively, stock awards. ISOs may be granted only to the Company’s employees, including officers, and the employees of its parent or subsidiaries. All other stock awards may be granted to the Company’s employees, officers, non-employee directors, consultants, and the employees and consultants of its parent, subsidiaries, and affiliates. Depending on the nature of the award granted, the vesting terms may differ. Generally for new hire awards, the requisite service period for RSUs to vest is over four years from the grant date, with 25% vesting on the first anniversary and the balance vesting ratably on a quarterly basis over the remaining vesting period. Generally, all additional RSUs vest ratably on a quarterly basis over three or four years beginning on the three month anniversary from the grant date. For RSU grants to members of our Board, initial awards vest ratably on an annual basis over three years, and annual refresh awards vest over one year.
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
As of June 30, 2025, 2,224,900 shares were available for future grants of the Company’s common stock.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
The following table summarizes the activity related to the Company’s stock options:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	3,560,144	$7.09	4.9	$—
Granted	—	$—
Exercised	—	$—
Cancelled/Forfeited	(206,182)	$5.81
Outstanding as of June 30, 2025	3,353,962	$7.17	4.4	$—
Options exercisable as of June 30, 2025	3,141,587	$7.15	4.3	$—
Options vested and expected to vest as of June 30, 2025	3,353,962	$7.17	4.4	$—
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.
There were no stock options granted during the three and six months ended June 30, 2025 and 2024. There were no options exercised during the three and six months ended June 30, 2025. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2024 was less than $0.1 million and $0.3 million, respectively. The total fair value of stock options vested was $0.3 million and $1.0 million during the three and six months ended June 30, 2025, and $1.0 million and $1.7 million during the three and six months ended June 30, 2024, respectively. The Company recognized stock-based compensation expense for options having a performance condition of zero and $0.1 million during the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.3 million during the three and six months ended June 30, 2024, respectively. As of June 30, 2025, there were no remaining unvested options with a performance condition.
Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock units:

	Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	4,230,176	$5.52
Granted	2,495,531	$2.96
Vested	(1,323,079)	$5.40
Cancelled	(484,480)	$5.01
Outstanding as of June 30, 2025	4,918,148	$4.22
The estimated weighted-average grant date fair value of restricted stock units granted was $2.66 and $2.96 per share for the three and six months ended June 30, 2025, respectively, and $5.55 and $5.86 per share for the three and six months ended June 30, 2024, respectively. The total grant date fair value of restricted stock units vested was $4.2 million and $7.1 million for the three and six months ended June 30, 2025, respectively, and $3.9 million and $5.8 million for the three and six months ended June 30, 2024, respectively.
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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During regularly scheduled “offerings” under the ESPP, participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation, or such lower limit as may be determined by the Compensation Committee from time to time. Participants will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering. Participation in the ESPP will end automatically on termination of employment. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date, whichever is less. The fair market value of the Company’s common stock for this purpose will generally be the closing price on the Nasdaq Global Market (or such other exchange as the Company’s common stock may be traded at the relevant time) for the date in question, or if such date is not a trading day, for the last trading day before the date in question. As of June 30, 2025, an initial offering period has not commenced, and for the three and six months ended June 30, 2025 and 2024, no shares of common stock were purchased under the ESPP.
Stock-Based Compensation Expense
The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statements of operations:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$97	$87	$188	$167
Sales and marketing	754	980	1,524	1,711
Technology development	945	1,037	1,973	1,774
General and administrative	1,746	1,912	3,907	3,454
Total stock-based compensation expense	$3,542	$4,016	$7,592	$7,106
Stock-based compensation capitalized in connection with the Company’s internal-use software was less than $0.1 million for each of the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, total unrecognized compensation expense related to unvested stock-based awards was $20.6 million, which is expected to be recognized over a weighted-average period of 2.2 years.
11. Income Taxes
The Company’s income tax provision was immaterial for the three and six months ended June 30, 2025 and 2024 due to the net loss before income taxes expected to be incurred for the year ending December 31, 2025 and incurred for the year ended December 31, 2024, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets. The Company’s history of pre-tax losses represents sufficient evidence to determine the establishment of a full valuation allowance is appropriate. As of June 30, 2025, the Company had no material liabilities for interest and penalties accrued.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The Company is in the process of evaluating the impact of OBBBA to its financial statements. However, it is currently not expected to have a material impact.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net loss	$(4,313)	$(4,437)	$(9,119)	$(7,740)
Denominator:
Weighted average common shares outstanding—basic and diluted	35,820,053	38,517,785	35,697,350	39,131,456
Net loss per share—basic and diluted	$(0.12)	$(0.12)	$(0.26)	$(0.20)
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

	June 30,
	2025	2024
Options to purchase common stock	3,353,962	3,577,716
Restricted stock units	4,918,148	5,336,839
Total	8,272,110	8,914,555
13. Commitments and Contingencies
Contractual Obligations
The Company has $25.6 million of non-cancelable contractual commitments as of June 30, 2025, primarily related to its operating lease agreements for both its current and former corporate headquarters in New York, NY, not including any offset for sublease income, as well as other software and support services. For those agreements with variable terms, the Company does not estimate what the total obligation may be beyond any minimum obligations. The following table represents the Company’s commitments under its purchase obligations as of June 30, 2025 (in thousands):

Fiscal Year Ending December 31,	Lease Obligations	Other Obligations	Total Obligations
2025 (remaining)	$2,806	$601	$3,407
2026	5,429	1,057	6,486
2027	5,429	287	5,716
2028	5,429	20	5,449
2029	4,458	—	4,458
2030	41	—	41
Total	$23,592	$1,965	$25,557
Legal Proceedings
The Company is subject to various claims and contingencies, which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where the Company believes a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible. The Company does not believe that it is party to any pending legal proceedings that are likely to have a material effect on its business, financial condition, or results of operations for the three and six months ended June 30, 2025.

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
Sales and other indirect tax contingencies
The Company conducts operations in many tax jurisdictions for which indirect taxes, such as sales, use and other indirect taxes, are assessed on its operations. Although the Company is diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient presence or responsibility for a jurisdiction to levy taxes, fees, and surcharges for sales made on an e-commerce platform. The Company recognized liabilities for contingencies related to sales and indirect taxes deemed probable and estimable totaling $1.1 million as of both June 30, 2025 and December 31, 2024, respectively, which are included in other current liabilities in the Company’s condensed consolidated balance sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
GMV	$89,891	$91,514	$184,631	$183,200
Number of Orders	32,819	33,952	68,081	69,267
Active Buyers	64,363	61,155	64,363	61,155
Adjusted EBITDA (unaudited)	$(1,752)	$(1,589)	$(3,500)	$(3,383)

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
Adjusted EBITDA
We define Adjusted EBITDA as net loss excluding depreciation and amortization, stock-based compensation expense, other income, net, provision for income taxes, and strategic alternative expenses. Adjusted EBITDA is a key performance measure used by our management and board of directors to assess our operating performance and the operating leverage of our business. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the income and expenses that we exclude from Adjusted EBITDA. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to key financial metrics used by our management in their financial and operational decision-making. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.
Components of Results of Operations
Net Revenue
Our net revenue consists principally of seller marketplace services. Seller marketplace services primarily consist of marketplace transactions, subscriptions, and listing fees. Marketplace transaction fees are collected when sellers pay us commissions ranging from 5% to 50% of GMV and processing fees, which are approximately 3% of the buyer’s total payment, net of expected refunds. If a seller accepts a return or refund for an on-platform purchase, the related commission and, in some cases, processing fees are refunded. Subscriptions provide access to our online marketplace, allowing sellers, who are our customers, to execute successful purchase transactions with buyers. We offer our sellers various subscription pricing tiers which allows them to choose the plan that best fits their business, with choices of a higher monthly subscription fee and lower commission rates or lower monthly subscription fee and higher commission rates. Listing fee revenue is collected when sellers pay us for promoting certain products on their behalf and at their discretion through our online marketplace. Advertisements consist of impression-based ads displayed on our online marketplace on the seller’s behalf.
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
Sales and Marketing
Sales and marketing expenses include payroll, employee benefits, stock-based compensation, other headcount-related expenses associated with sales and marketing personnel, advertising expense, consulting costs, and promotional discounts offered to new and existing buyers. Advertising expenses consist primarily of costs incurred promoting and marketing our services, such as costs associated with acquiring new users through performance-based marketing, social media programs, email, and events. Promotional discounts and incentives represent incentives solely to end buyers and, therefore, are not considered payments made to our customers. Buyers are not our customers because access to the 1stDibs online marketplace is free for buyers, and we have no performance obligations with respect to buyers; we consider our sellers to be our customers.
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
General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with finance, legal, facility and human resources related personnel, lease expense, net of sublease income, business liability insurance, accounting, professional fees, consulting costs, and depreciation of property and equipment. We expense all general and administrative expenses as incurred.
Provision for Transaction Losses
Provision for transaction losses primarily consists of transaction loss expense associated with our buyer protection program, including damages to products caused by shipping and transit, items that were not received or not as described by the seller, and reimbursements to buyers at our discretion if they are dissatisfied with their experience. The provision for transaction losses also includes bad debt expense associated with our accounts receivable balance.

Results of Operations
The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$22,135	$22,235	$44,680	$44,297
Cost of revenue	6,237	6,290	12,460	12,366
Gross profit	15,898	15,945	32,220	31,931
Operating expenses:
Sales and marketing	8,142	9,265	17,258	18,434
Technology development	5,902	5,470	11,514	10,215
General and administrative	6,606	6,882	13,558	13,892
Provision for transaction losses	965	822	1,862	1,236
Total operating expenses	21,615	22,439	44,192	43,777
Loss from operations	(5,717)	(6,494)	(11,972)	(11,846)
Other income, net:
Interest income	989	1,646	2,088	3,338
Other, net	434	415	788	772
Total other income, net	1,423	2,061	2,876	4,110
Net loss before income taxes	(4,294)	(4,433)	(9,096)	(7,736)
Provision for income taxes	(19)	(4)	(23)	(4)
Net loss	$(4,313)	$(4,437)	$(9,119)	$(7,740)
The following table summarizes our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	100%	100%	100%	100%
Cost of revenue	28	28	28	28
Gross profit	72	72	72	72
Operating expenses:
Sales and marketing	37	42	39	42
Technology development	27	24	26	23
General and administrative	30	31	30	31
Provision for transaction losses	4	4	4	3
Total operating expenses	98	101	99	99
Loss from operations	(26)	(29)	(27)	(27)
Other income, net:
Interest income	4	7	5	8
Other, net	2	2	2	2
Total other income, net	6	9	7	10
Net loss before income taxes	(20)	(20)	(20)	(17)
Provision for income taxes	—	—	—	—
Net loss	(20)%	(20)%	(20)%	(17)%
Comparison of the Three Months Ended June 30, 2025 and 2024
Net Revenue

	Three Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Net revenue	$22,135	$22,235	$(100)	—%

Net revenue was generally consistent with $22.1 million for the three months ended June 30, 2025, as compared to $22.2 million for the three months ended June 30, 2024. The $0.1 million decrease was primarily driven by a decrease in GMV which was due to a decrease in number of orders. Net revenue decreased at a lower rate than GMV due to a lower number of high dollar orders which have lower commission rates. While the impacts are difficult to isolate and quantify, we believe our GMV, number of orders, and net revenue have continued to be impacted negatively, both directly and indirectly, by macroeconomic factors, including significant housing market volatility, significant capital market volatility, and global economic and geopolitical developments. We believe we have, and continue to work to position the business to benefit from an improvement in macroeconomic factors.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 74% and 75% of our net revenue for the three months ended June 30, 2025 and 2024, respectively. Subscription fees accounted for 22% and 21% of our net revenue for the three months ended June 30, 2025 and 2024, respectively.
Cost of Revenue

	Three Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Cost of revenue	$6,237	$6,290	$(53)	(1)%
Cost of revenue was generally consistent with $6.2 million for the three months ended June 30, 2025, as compared to $6.3 million for the three months ended June 30, 2024, a decrease of less than $0.1 million.
Gross Profit and Gross Margin
Gross profit was $15.9 million and gross margin was 71.8% for the three months ended June 30, 2025, as compared to gross profit of $15.9 million and gross margin of 71.7% for the three months ended June 30, 2024. Gross profit and gross margin for the three months ended June 30, 2025 was generally consistent to the three months ended June 30, 2024 due to the consistent fluctuations in both net revenue and cost of revenue as outlined above.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Sales and marketing	$8,142	$9,265	$(1,123)	(12)%
Sales and marketing expense was $8.1 million for the three months ended June 30, 2025, as compared to $9.3 million for the three months ended June 30, 2024. The decrease of $1.1 million, or 12%, was primarily driven by a $0.5 million decrease in performance-based marketing and promotional campaigns, as well as a $0.5 million decrease in salaries and benefits and a $0.2 million decrease in stock-based compensation, both resulting from decreases in headcount, primarily related to our reduction in workforce in January 2025.
Technology Development

	Three Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Technology development	$5,902	$5,470	$432	8%
Technology development expense was $5.9 million for the three months ended June 30, 2025, as compared to $5.5 million for the three months ended June 30, 2024. The increase of $0.4 million, or 8%, was primarily driven by a $0.4 million increase in salaries and benefits resulting from our annual compensation increases in March.
General and Administrative

	Three Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
General and administrative	$6,606	$6,882	$(276)	(4)%
General and administrative expense was $6.6 million for the three months ended June 30, 2025, as compared to $6.9 million for the three months ended June 30, 2024. The decrease of $0.3 million, or 4%, was primarily driven by a $0.3 million decrease in salaries and benefits as a result of our restructuring costs in the three months ended June 30, 2024.

Provision for Transaction Losses

	Three Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Provision for transaction losses	$965	$822	$143	17%
Provision for transaction losses was $1.0 million for the three months ended June 30, 2025, as compared to $0.8 million for the three months ended June 30, 2024. The increase of $0.1 million, or 17%, was primarily driven by an increase in the reserves for bad debt.
Other Income, Net

	Three Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Total other income, net	$1,423	$2,061	$(638)	(31)%
Other income, net was $1.4 million for the three months ended June 30, 2025, as compared to $2.1 million for the three months ended June 30, 2024. The decrease of $0.6 million, or 31%, was primarily due to lower interest income driven by lower cash, cash equivalents, and short-term investments for the three months ended June 30, 2025 coupled with interest rate drops throughout 2024 which caused lower rates for all of 2025.
Comparison of the Six Months Ended June 30, 2025 and 2024
Net Revenue

	Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Net revenue	$44,680	$44,297	$383	1%
Net revenue was $44.7 million for the six months ended June 30, 2025, as compared to $44.3 million for the six months ended June 30, 2024. The increase of $0.4 million, or 1%, was primarily driven by an increase in GMV of 1% from the six months ended June 30, 2024.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 75% and 75% of our net revenue for the six months ended June 30, 2025 and 2024, respectively. Subscription fees accounted for 21% and 22% of our net revenue for the six months ended June 30, 2025 and 2024, respectively.
Cost of Revenue

	Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Cost of revenue	$12,460	$12,366	$94	1%
Cost of revenue was generally consistent with $12.5 million for the six months ended June 30, 2025, as compared to $12.4 million for the six months ended June 30, 2024, an increase of less than $0.1 million. There were increases of $0.3 million in net shipping expense and $0.2 million in salaries and benefits due to annual compensation increases in March. These increases were partially offset by a $0.4 million decrease in credit card processing fees due to better pricing negotiated with one of our main payment processors.
Gross Profit and Gross Margin
Gross profit was $32.2 million and gross margin was 72.1% for the six months ended June 30, 2025, as compared to gross profit of $31.9 million and gross margin of 72.1% for the six months ended June 30, 2024. Gross profit and gross margin for the six months ended June 30, 2025 were generally consistent due to the fluctuations in both net revenue and cost of revenue as outlined above.
Operating Expenses
Sales and Marketing

	Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Sales and marketing	$17,258	$18,434	$(1,176)	(6)%

Sales and marketing expense was $17.3 million for the six months ended June 30, 2025, as compared to $18.4 million for the six months ended June 30, 2024. The decrease of $1.2 million, or 6%, was primarily driven by a $0.6 million decrease in salaries and benefits resulting from decreases in headcount, primarily related to our reduction in workforce in January 2025 and a $0.4 million decrease in promotional campaigns.
Technology Development

	Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Technology development	$11,514	$10,215	$1,299	13%
Technology development expense was $11.5 million for the six months ended June 30, 2025, as compared to $10.2 million for the six months ended June 30, 2024. The increase of $1.3 million, or 13%, was primarily driven by a $1.1 million increase in salaries and benefits and a $0.2 million increase in stock-based compensation expense resulting from our annual compensation increases and equity grants in March.
General and Administrative

	Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
General and administrative	$13,558	$13,892	$(334)	(2)%
General and administrative expense was $13.6 million for the six months ended June 30, 2025, as compared to $13.9 million for the six months ended June 30, 2024. The decrease of $0.3 million, or 2%, was primarily driven by a $0.4 million decrease in salaries and wages as a result of our restructuring costs in the six months ended June 30, 2024.
Provision for Transaction Losses

	Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Provision for transaction losses	$1,862	$1,236	$626	51%
Provision for transaction losses was $1.9 million for the six months ended June 30, 2025, as compared to $1.2 million for the six months ended June 30, 2024. The increase of $0.6 million, or 51%, was primarily driven by a provision adjustment in the prior year resulting from a change in estimate based upon historical trend analysis as well as the timing and volume of claims.
Other Income, Net

	Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Total other income, net	$2,876	$4,110	$(1,234)	(30)%
Other income, net was $2.9 million for the six months ended June 30, 2025, as compared to $4.1 million for the six months ended June 30, 2024. The decrease of $1.2 million, or 30%, was primarily due to lower interest income driven by lower cash, cash equivalents, and short-term investments for the six months ended June 30, 2025 coupled with interest rate drops throughout 2024 which caused lower rates for all of 2025.
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
We define Adjusted EBITDA as our net loss, excluding: (1) depreciation and amortization; (2) stock-based compensation expense; (3) other income, net; (4) provision for income taxes; and (5) strategic alternative expenses. The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(4,313)	$(4,437)	$(9,119)	$(7,740)
Depreciation and amortization	423	470	880	932
Stock-based compensation expense	3,542	4,016	7,592	7,106
Other income, net	(1,423)	(2,061)	(2,876)	(4,110)
Provision for income taxes	19	4	23	4
Strategic alternative expenses	—	419	—	425
Adjusted EBITDA	$(1,752)	$(1,589)	$(3,500)	$(3,383)
Liquidity and Capital Resources
As of June 30, 2025, we had cash, cash equivalents and short-term investments of $94.3 million and an accumulated deficit of $341.5 million. Net cash used in operating activities was $5.2 million in the six months ended June 30, 2025. We expect operating losses and negative cash flows from operations to continue in the foreseeable future as we continue to strategically invest in growth activities. Our principal use of cash is to fund our operations including platform development to support our strategic initiatives.
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
During the six months ended June 30, 2025, 477,992 shares of our common stock were purchased for a total cost of $1.8 million and approximately $2.0 million remains available for future purchases. The following table summarizes total treasury stock purchased under each of the Company's programs as of the periods presented:

(in thousands except share amounts)	June 30, 2025		December 31, 2024
	Shares	Cost Basis	Shares	Cost Basis
2023 Stock Repurchase Program	4,926,635	$25,373	4,926,635	$25,373
2024 Stock Repurchase Program	1,994,879	8,039	1,516,887	6,245
Total	6,921,514	$33,412	6,443,522	$31,618
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(5,239)	$(5,705)
Net cash provided by investing activities	5,850	15,283
Net cash used in financing activities	(3,127)	(23,064)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	338	(62)
Net decrease in cash, cash equivalents, and restricted cash	$(2,178)	$(13,548)
Cash Flows from Operating Activities
Net cash used in operating activities was $5.2 million for the six months ended June 30, 2025 and was driven primarily by changes in operating assets and liabilities, including a $2.0 million decrease in operating lease liabilities due to our monthly operating lease payments, a $1.7 million decrease in accounts payable and accrued expenses due to timing of payments and invoices, and a $1.3 million increase in prepaid expenses and other current assets due to timing of prepaid contracts.
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
Cash Flows from Investing Activities
Net cash provided by investing activities was $5.9 million for the six months ended June 30, 2025, and was driven primarily by $38.8 million in maturities and sales of short-term investments, partially offset by $32.5 million in purchases of short-term investments.
Net cash provided by investing activities was $15.3 million for the six months ended June 30, 2024, and was driven primarily by $67.8 million maturities and sales of short-term investments, partially offset by $51.5 million purchases of short-term investments.

Cash Flows from Financing Activities
Net cash used in financing activities was $3.1 million for the six months ended June 30, 2025, and was driven primarily by $1.8 million in purchases of our common stock as part of our 2024 Stock Repurchase Program and $1.3 million of payments for taxes related to net share settlements of stock-based compensation awards.
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
Interim Goodwill Impairment Assessment
During the three months ended June 30, 2025, the company performed a quantitative assessment of our goodwill as a result of the continued decline in our stock price and related overall market capitalization, as well as the impact of macroeconomic factors. While there was no impairment recorded, the fair value of our reporting unit, without the use of an implied control premium, exceeded its carrying value by less than 10%, indicating that goodwill may be at risk of impairment in the future.
Contractual Obligations
As of June 30, 2025, there were no material changes in commitments under contractual obligations compared to the contractual obligations disclosed in our Form 10-K.
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
Interest Rate Sensitivity
Interest rate risk relates to the loss we could incur in our cash, cash equivalents and short-term investments due to a change in interest rates. As of June 30, 2025, we had cash, cash equivalents and short-term investments of $94.3 million. Our cash and cash equivalents consist primarily of demand, money market accounts, and available-for-sale debt securities with an original maturity of 90 days or less. Our short-term investments consist primarily of U.S. Government agency and Treasury securities, as well as commercial paper and corporate notes which have an original maturity greater than 90 days and are highly liquid in nature. Due to the nature of our cash, cash equivalents and short-term investments, we would expect a hypothetical 100 basis point increase or decrease in interest rates to result in an approximate increase or decrease of $0.6 million in our cash, cash equivalents and short-term investments. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes and parallel shifts in the yield curve are instantaneous. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.
Our principal use of cash, cash equivalents and short-term investments is to fund our operations including platform development to support our strategic initiatives. The remainder of cash, cash equivalents and short-term investments are held for working capital purposes, other potential uses including future share repurchases and strategic investment opportunities. We do not enter into investments for trading or speculative purposes.
Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, Euros, and British pounds, depending on the currency selection of the seller. Our cost of revenue and operating expenses are primarily denominated in U.S. dollars. As our online marketplace continues to grow globally, our results of operations and cash flows may be subject to fluctuations due to the change in foreign exchange rates. To date, fluctuations due to changes in the Euro and British pound have not been significant, but we may experience material foreign exchange gains and losses in our statement of operations in the future. As of June 30, 2025, we would expect an adverse 10% change in current exchange rates to result in no more than a $1.6 million decrease in net revenue for the six months ended June 30, 2025.
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated by requiring upfront payment for many of our services due to our diverse seller base, dispersed over various geographic regions and industry sectors. For the three and six months ended June 30, 2025 and 2024, no single customer accounted for more than 10% of our net revenue. We maintain provisions for potential credit losses and such losses to date have been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded.
Inflation Risk
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe certain metrics have continued to be impacted negatively, both directly and indirectly, by macroeconomic factors, including significant housing market volatility, significant capital market volatility, and global economic and geopolitical developments. Additionally, if our costs were to become subject to inflationary pressures, we might not be able to fully offset such higher costs through net revenue and GMV increases. Our inability or failure to do so could harm our business, financial condition, and results of operations. We cannot assure you that our business will not be affected in the future by inflation.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 5. Other Information
(c) Adoption or Termination of Insider Trading Arrangements
No directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities during the quarter ended June 30, 2025.

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

1STDIBS.COM, INC.

/s/ Thomas Etergino
Date: August 7, 2025	Thomas Etergino Chief Financial Officer (Principal Financial Officer)