Form 10-Q
period 2025-09-30
1stdibs.com, Inc.
filed 2025-11-07
CIK 1600641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of October 31, 2025, the registrant had 36,614,348 shares of common stock, $0.01 par value per share outstanding, net of treasury stock.

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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
1STDIBS.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$19,938	$25,964
Short-term investments	73,437	77,919
Accounts receivable, net of allowance for doubtful accounts of $79 and $13 at September 30, 2025 and December 31, 2024, respectively	818	490
Prepaid expenses	3,927	2,859
Receivables from payment processors	3,670	2,833
Other current assets	2,125	1,799
Total current assets	103,915	111,864
Restricted cash, non-current	3,696	3,657
Property and equipment, net	3,029	3,564
Operating lease right-of-use assets	17,621	19,728
Goodwill	4,306	4,232
Other assets	2,634	2,713
Total assets	$135,201	$145,758
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,260	$2,228
Payables due to sellers	7,095	8,605
Accrued expenses	11,482	11,475
Operating lease liabilities, current	4,403	4,186
Other current liabilities	1,692	1,965
Total current liabilities	25,932	28,459
Operating lease liabilities, non-current	15,267	17,970
Other liabilities	4	24
Total liabilities	41,203	46,453
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; zero shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 43,535,862 and 42,271,388 shares issued as of September 30, 2025 and December 31, 2024, respectively; and 36,614,348 and 35,827,866 outstanding as of September 30, 2025 and December 31, 2024, respectively	435	422
Treasury stock, at cost; 6,921,514 and 6,443,522 shares as of September 30, 2025 and December 31, 2024, respectively	(33,412)	(31,618)
Additional paid-in capital	472,119	463,224
Accumulated deficit	(344,977)	(332,352)
Accumulated other comprehensive loss	(167)	(371)
Total stockholders’ equity	93,998	99,305
Total liabilities and stockholders’ equity	$135,201	$145,758
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$21,972	$21,190	$66,652	$65,487
Cost of revenue	5,641	6,154	18,101	18,520
Gross profit	16,331	15,036	48,551	46,967
Operating expenses:
Sales and marketing	7,959	9,146	25,217	27,580
Technology development	5,906	5,471	17,420	15,686
General and administrative	6,358	6,864	19,916	20,756
Provision for transaction losses	791	947	2,653	2,183
Total operating expenses	21,014	22,428	65,206	66,205
Loss from operations	(4,683)	(7,392)	(16,655)	(19,238)
Other income, net:
Interest income	977	1,357	3,065	4,695
Other, net	252	356	1,040	1,128
Total other income, net	1,229	1,713	4,105	5,823
Net loss before income taxes	(3,454)	(5,679)	(12,550)	(13,415)
Provision for income taxes	(52)	(4)	(75)	(8)
Net loss	$(3,506)	$(5,683)	$(12,625)	$(13,423)
Net loss per share—basic and diluted	$(0.10)	$(0.15)	$(0.35)	$(0.35)
Weighted average common shares outstanding—basic and diluted	36,338,544	36,719,249	35,913,430	38,321,518
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(3,506)	$(5,683)	$(12,625)	$(13,423)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax of $0 for each of the three and nine months ended September 30, 2025 and 2024	(33)	91	159	68
Unrealized gains on short-term investments, net of tax of $0 for each of the three and nine months ended September 30, 2025 and 2024	56	396	45	133
Comprehensive loss	$(3,483)	$(5,196)	$(12,421)	$(13,222)
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2025	36,246,609	$432	$469,506	$(341,471)	$(190)	$(33,412)	$94,865
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	367,739	3	(654)	—	—	—	(651)
Stock-based compensation	—	—	3,267	—	—	—	3,267
Other comprehensive income	—	—	—	—	23	—	23
Net loss	—	—	—	(3,506)	—	—	(3,506)
Balances as of September 30, 2025	36,614,348	$435	$472,119	$(344,977)	$(167)	$(33,412)	$93,998

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2024	35,827,866	$422	$463,224	$(332,352)	$(371)	$(31,618)	$99,305
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	1,264,474	13	(1,995)	—	—	—	(1,982)
Stock-based compensation	—	—	10,890	—	—	—	10,890
Repurchase of common stock	(477,992)	—	—	—	—	(1,794)	(1,794)
Other comprehensive income	—	—	—	—	204	—	204
Net loss	—	—	—	(12,625)	—	—	(12,625)
Balances as of September 30, 2025	36,614,348	$435	$472,119	$(344,977)	$(167)	$(33,412)	$93,998

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2024	36,693,138	$416	$457,274	$(321,459)	$(472)	$(25,373)	$110,386
Issuance of common stock for exercise of stock options	7,917	—	31	—	—	—	31
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	318,866	3	(1,008)	—	—	—	(1,005)
Stock-based compensation	—	—	3,934	—	—	—	3,934
Repurchase of common stock	(191,935)	—	—	—	—	(916)	(916)
Other comprehensive income	—	—	—	—	487	—	487
Net loss	—	—	—	(5,683)	—	—	(5,683)
Balances as of September 30, 2024	36,827,986	$419	$460,231	$(327,142)	$15	$(26,289)	$107,234

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2023	39,915,136	$407	$451,282	$(313,719)	$(186)	$(3,496)	$134,288
Issuance of common stock for exercise of stock options	201,779	2	815	—	—	—	817
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	1,006,158	10	(2,988)	—	—	—	(2,978)
Stock-based compensation	—	—	11,122	—	—	—	11,122
Repurchase of common stock	(4,295,087)	—	—	—	—	(22,793)	(22,793)
Other comprehensive income	—	—	—	—	201	—	201
Net loss	—	—	—	(13,423)	—	—	(13,423)
Balances as of September 30, 2024	36,827,986	$419	$460,231	$(327,142)	$15	$(26,289)	$107,234
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(12,625)	$(13,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,272	1,439
Stock-based compensation expense	10,838	11,008
Provision for transaction losses, returns and refunds	453	984
Amortization of operating lease right-of-use assets	2,742	2,535
Accretion of discounts and amortization of premiums on short-term investments, net	(353)	(1,972)
Other, net	15	(5)
Changes in operating assets and liabilities:
Accounts receivable	(435)	(306)
Prepaid expenses and other current assets	(1,758)	(925)
Receivables from payment processors	(837)	(607)
Other assets	(27)	(895)
Accounts payable and accrued expenses	(1,070)	(2,194)
Payables due to sellers	(1,510)	2,654
Operating lease liabilities	(3,119)	(2,177)
Other current liabilities and other liabilities	(293)	(1,824)
Net cash used in operating activities	(6,707)	(5,708)
Cash flows from investing activities:
Maturities of short-term investments	55,800	66,887
Sales of short-term investments	988	18,667
Purchases of short-term investments	(51,909)	(68,868)
Development of internal-use software	(569)	(1,076)
Purchases of property and equipment	(108)	(595)
Other, net	—	310
Net cash provided by investing activities	4,202	15,325
Cash flows from financing activities:
Proceeds from exercise of stock options	—	817
Payments for repurchase of common stock	(1,794)	(22,754)
Payments for taxes related to net share settlement of stock-based compensation awards	(1,982)	(3,218)
Net cash used in financing activities	(3,776)	(25,155)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	294	222
Net decrease in cash, cash equivalents, and restricted cash	(5,987)	(15,316)
Cash, cash equivalents, and restricted cash at beginning of the period	29,621	40,975
Cash, cash equivalents, and restricted cash at end of the period	$23,634	$25,659
Supplemental disclosure of non-cash activities:
Recording of right of use asset	$698	$3,483
Recording of lease liability	$(698)	$(3,483)
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
In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2025.
There have been no material changes to the Company's significant accounting policies as described in the Form 10-K.
Restructuring Charges
During the three and nine months ended September 30, 2025, the Company incurred $0.8 million of employee severance and benefits costs relating to a reorganization intended to improve operational and cost efficiency. During the year ended December 31, 2024, the Company incurred $1.4 million of employee severance and benefits costs relating to a workforce reduction.
The majority of the remaining $1.0 million of severance accrued as of September 30, 2025 is anticipated to be paid during the year ending December 31, 2025, while approximately $0.1 million is expected to be paid during the first quarter of 2026.
The following table displays a rollforward of the charges and payments to the accrued balance as of September 30, 2025:

(in thousands)	Restructuring Charges
Balance, December 31, 2024	$1,262
Restructuring charges	802
Cash payments	(1,080)
Balance, September 30, 2025	$984
During the three and nine months ended September 30, 2025 there was $0.8 million of restructuring charges recorded in sales and marketing expense in the condensed consolidated statements of operations. During the three months ended September 30, 2024, there was no restructuring expense recorded. During the nine months ended September 30, 2024 there was $0.4 million of restructuring charges recorded in general and administrative expense in the condensed consolidated statements of operations.

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
Cash, Cash Equivalents, and Restricted Cash
The following represents the Company’s cash, cash equivalents, and restricted cash as of the periods presented:

(in thousands)	September 30, 2025	September 30, 2024
Cash and cash equivalents	$19,938	$22,018
Restricted cash, non-current	3,696	3,641
Total cash, cash equivalents, and restricted cash	$23,634	$25,659
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. As of September 30, 2025 and 2024, the Company’s restricted cash, non-current relates to $3.7 million and $3.6 million in Letters of Credit for its office leases, respectively. The carrying value of the restricted cash approximates fair value. During the three and nine months ended September 30, 2025, the Company purchased $2.9 million and $15.2 million of available-for-sale securities classified as cash equivalents, respectively. During the three and nine months ended September 30, 2024 the Company purchased zero and $25.6 million of available-for-sale securities classified as cash equivalents, respectively.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recently Issued Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2025-06 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach. The Company is currently in the process of evaluating the effects of this pronouncement on its consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with a practical expedient of developing reasonable and supportable forecasts as part of estimating expected credit losses, that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently in the process of evaluating the effects of this pronouncement on its consolidated financial statements.
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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Short-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The table below segregates all assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$6,049	$—	$—	$6,049
U.S. Government agency securities	—	994	—	994
Total cash equivalents	$6,049	$994	$—	$7,043
Short-term investments:
Commercial paper	$—	$3,360	$—	$3,360
Corporate notes	—	24,586	—	24,586
U.S. Treasury securities	—	25,327	—	25,327
U.S. Government agency securities	—	20,164	—	20,164
Total short-term investments	$—	$73,437	$—	$73,437

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$6,795	$—	$—	$6,795
U.S. Treasury securities	—	3,199	—	3,199
Total cash equivalents	$6,795	$3,199	$—	$9,994
Short-term investments:
Commercial paper	$—	$2,263	—	2,263
Corporate notes	—	27,092	—	27,092
U.S. Treasury securities	—	14,852	—	14,852
U.S. Government agency securities	—	33,712	—	33,712
Total short-term investments	$—	$77,919	$—	$77,919
There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2025 and 2024. The Company’s cash equivalents and short-term investments for the periods presented were valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs and were classified as Level 1 or Level 2, accordingly. As of September 30, 2025 and December 31, 2024, all other financial instruments not included in the table above were classified as Level 1.
3. Revenue Recognition
The following table summarizes the Company’s net revenue by type of service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Seller marketplace services	$21,673	$20,943	$65,840	$64,743
Other services	299	247	812	744
Total net revenue	$21,972	$21,190	$66,652	$65,487
The Company generates net revenue from seller marketplace services and other services. Seller marketplace services primarily consist of marketplace transaction, subscription, and listing fees. Other services consist of other charges to the Company’s sellers including advertising revenues generated from displaying ads on the Company’s online marketplace. Net revenue by geographic region is determined based on the region the buyer is located in. For each of the three and nine months

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
ended September 30, 2025, approximately 82% of on-platform marketplace transaction net revenue was derived from the United States, and for the three and nine months ended September 30, 2024 approximately 83% and 82%, respectively, of on-platform marketplace transaction net revenue was derived from the United States. No other individual country’s net revenue exceeded 10% of total net revenue.
4. Short-Term Investments
The following tables summarize the estimated value of the Company’s short-term investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$3,359	$1	$—	$3,360
Corporate notes	24,546	44	(4)	24,586
U.S. Treasury securities	25,284	46	(3)	25,327
U.S. Government agency securities	20,163	14	(13)	20,164
Total short-term investments	$73,352	$105	$(20)	$73,437

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$2,258	$5	$—	$2,263
Corporate notes	27,082	41	(31)	27,092
U.S. Treasury securities	14,851	7	(6)	14,852
U.S. Government agency securities	33,687	43	(18)	33,712
Total short-term investments	$77,878	$96	$(55)	$77,919
There were no sales of available-for-sale debt securities during the three months ended September 30, 2025 and 2024. The Company recognized less than $0.1 million of realized gains related to sales of $1.0 million of available-for-sale debt securities during the nine months ended September 30, 2025. The Company recognized less than $0.1 million of realized losses related to sales of $18.7 million of available-for-sale debt securities during the nine months ended September 30, 2024. The Company evaluates securities for expected credit losses on a quarterly basis with consideration given to the financial condition and near-term prospects of the issuer, whether the Company intends to sell the securities, and whether it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.
As of September 30, 2025, the Company had gross unrealized losses of less than $0.1 million, associated with an aggregate fair value of $2.1 million of short-term investments which have been in a continuous unrealized loss position for more than 12 months. As of December 31, 2024, no securities had been in a continuous unrealized loss position for more than 12 months. The Company does not believe the unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence.
The Company did not recognize any credit losses related to available-for-sale debt securities during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell these before they mature.
As of September 30, 2025, the fair value of short-term investments by remaining contractual maturity consisted of the following:

(in thousands)	Fair Value
Remaining maturity date one year or less	$49,538
Remaining maturity date greater than one year	23,899
Total short-term investments	$73,437

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Property and Equipment, net
As of September 30, 2025 and December 31, 2024, property and equipment, net consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Internal-use software	$20,972	$20,026
Leasehold improvements	4,029	4,029
Computer equipment and software	712	621
Software in progress	587	913
Furniture and fixtures	73	73
Total property and equipment, gross	26,373	25,662
Less: Accumulated depreciation and amortization	(23,344)	(22,098)
Total property and equipment, net	$3,029	$3,564
As of September 30, 2025 and December 31, 2024, the net book value of internal-use software was $1.9 million and $2.0 million, respectively. Depreciation and amortization expense related to the Company’s property and equipment totaled $0.4 million and $1.3 million for the three and nine months ended September 30, 2025, respectively, which included amortization expense for internal-use software of $0.3 million and $1.1 million, respectively. Depreciation and amortization expense related to the Company’s property and equipment totaled $0.5 million and $1.4 million for the three and nine months ended September 30, 2024, respectively, which included amortization expense for internal-use software of $0.4 million and $1.3 million, respectively.
6. Accrued Expenses
As of September 30, 2025 and December 31, 2024, accrued expenses consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Shipping	$2,343	$2,536
Compensation & benefits	2,966	2,611
Sales & use taxes payable	1,465	1,490
Allowance for transaction losses	981	961
Accrued severance	984	1,262
Other	2,743	2,615
Total accrued expenses	$11,482	$11,475
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
As of September 30, 2025, the Company had $17.6 million of operating lease right-of-use assets, $4.4 million and $15.3 million of current and non-current operating lease liabilities, respectively, and no finance leases on its condensed consolidated balance sheet. These operating lease arrangements, included in the measurement of lease liabilities, had a weighted-average remaining lease term of 4.1 years, a weighted-average discount rate of 6.2%, and do not reflect options to extend or terminate its leases, as management does not consider the exercise of these options to be reasonably certain. As of December 31, 2024, the Company had $19.7 million of operating lease right-of-use assets, $4.2 million and $18.0 million of current and non-current operating lease liabilities, respectively, and no finance leases on its consolidated balance sheet.
During the three and nine months ended September 30, 2025, the Company paid $1.4 million and $4.1 million, respectively, for amounts included in the measurement of lease liabilities and $1.2 million and $3.3 million, respectively, during

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the three and nine months ended September 30, 2024. In April 2025, the Company entered into a new lease agreement for office space in Lithuania with a five year term that resulted in a right-of-use asset and lease liabilities of $0.7 million. The Company did not enter into any new lease arrangements during the three months ended September 30, 2025, or during the three and nine months ended September 30, 2024.
The following table summarizes total lease expense, net for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease expense	$1,270	$1,226	$3,741	$3,603
Short-term lease expense	2	53	63	71
Variable lease expense	353	326	973	1,019
Total lease expense	1,625	1,605	4,777	4,693
Sublease income	(898)	(878)	(2,673)	(2,721)
Total lease expense, net	$727	$727	$2,104	$1,972
Operating lease expense is recognized on a straight-line basis over the term of the arrangement beginning on the lease commencement date for lease arrangements that have an initial term greater than 12 months and therefore are recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term for lease arrangements that have an initial term of 12 months or less and therefore are not recorded on the balance sheet. Variable lease expense is recognized as incurred and consists primarily of real estate taxes, utilities, and other office space related expenses. As of September 30, 2025, the total remaining operating lease payments included in the measurement of lease liabilities, and undiscounted remaining cash receipts from the Company’s Sublease was as follows (in thousands):

Fiscal Year Ending December 31,	Operating Lease Payments	Sublease Cash Receipts
2025 (remaining)	$(1,369)	$862
2026	(5,429)	3,504
2027	(5,429)	3,574
2028	(5,429)	3,645
2029	(4,458)	3,718
2030	(41)	—
Total (payments) cash receipts	$(22,155)	$15,303
Less: imputed interest	2,485
Total lease liabilities	$(19,670)
8. Other Current Liabilities
As of September 30, 2025 and December 31, 2024, other current liabilities consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Sales and other indirect tax contingencies	$1,020	$1,100
Other	672	865
Total other current liabilities	$1,692	$1,965
9. Equity
Preferred Stock
Effective June 14, 2021, in connection with the closing of the Company’s Initial Public Offering (“IPO”), the Company’s board of directors (“Board”) is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share, in one or more series. The Company's Board has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. As of September 30, 2025 and December 31, 2024, no shares of preferred stock were issued or outstanding.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Common Stock
As of September 30, 2025 and December 31, 2024, the Company had authorized 400,000,000 shares of voting common stock, $0.01 par value per share. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stockholders, the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Board out of legally available funds. If there is a liquidation, dissolution, or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock. The rights, preferences, and privileges of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.
As of September 30, 2025 and December 31, 2024, the Company had reserved shares of common stock for issuance in connection with the following:

	September 30, 2025	December 31, 2024
Options to purchase common stock	3,329,979	3,560,144
Restricted stock units outstanding	4,720,172	4,230,176
Shares available for future grant under the 2021 Plan	1,847,248	2,238,376
Shares available for future grant under the ESPP	2,329,934	1,971,655
Total	12,227,333	12,000,351
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
As of September 30, 2025, the Company had 6,921,514 shares of treasury stock carried at its cost basis of $33.4 million, and approximately $2.0 million remains under the 2024 Stock Repurchase Program available for future purchases.
In November 2025, the Company's Board of Directors authorized the Company to repurchase up to an aggregate of $12.0 million of its common stock (“2025 Stock Repurchase Program”). The Board also terminated the 2024 Stock Repurchase Program it previously authorized in August 2024.
The following table summarizes total treasury stock purchased under each of the Company's programs as of the periods presented:

(in thousands except share amounts)	September 30, 2025		December 31, 2024
	Shares	Cost Basis	Shares	Cost Basis
2023 Stock Repurchase Program	4,926,635	$25,373	4,926,635	$25,373
2024 Stock Repurchase Program	1,994,879	8,039	1,516,887	6,245
Total	6,921,514	$33,412	6,443,522	$31,618
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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As of September 30, 2025, 1,847,248 shares were available for future grants of the Company’s common stock.
Stock Options
The following table summarizes the activity related to the Company’s stock options:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	3,560,144	$7.09	4.9	$—
Granted	—	$—
Exercised	—	$—
Cancelled/Forfeited	(230,165)	$6.01
Outstanding as of September 30, 2025	3,329,979	$7.17	4.1	$—
Options exercisable as of September 30, 2025	3,185,666	$7.16	4.0	$—
Options vested and expected to vest as of September 30, 2025	3,329,979	$7.17	4.1	$—
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
There were no stock options granted during the three and nine months ended September 30, 2025 and 2024. There were no options exercised during the three and nine months ended September 30, 2025. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2024 was less than $0.1 million and $0.3 million, respectively. The total fair value of stock options vested was $0.3 million and $1.3 million during the three and nine months ended September 30, 2025, and $0.7 million and $2.3 million during the three and nine months ended September 30, 2024, respectively. The Company recognized stock-based compensation expense for options having a performance condition of zero and $0.1 million during the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.5 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, there were no remaining unvested options with a performance condition.
Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock units:

	Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	4,230,176	$5.52
Granted	3,113,606	$2.92
Vested	(1,922,690)	$5.23
Cancelled	(700,920)	$4.78
Outstanding as of September 30, 2025	4,720,172	$3.94
The estimated weighted-average grant date fair value of restricted stock units granted was $2.75 and $2.92 per share for the three and nine months ended September 30, 2025, respectively, and $4.76 and $5.84 per share for the three and nine months ended September 30, 2024, respectively. The total grant date fair value of restricted stock units vested was $2.9 million and $10.1 million for the three and nine months ended September 30, 2025, respectively, and $3.1 million and $8.9 million for the three and nine months ended September 30, 2024, respectively.
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
During regularly scheduled “offerings” under the ESPP, participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation, or such lower limit as may be determined by the Compensation Committee from time to time. Participants will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering. Participation in the ESPP will end automatically on termination of employment. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date, whichever is less. The fair market value of the Company’s common stock for this purpose will generally be the closing price on the Nasdaq Global Market (or such other exchange as the Company’s common stock may be traded at the relevant time) for the date in question, or if such date is not a trading day, for the last trading day before the date in question. As of September 30, 2025, an initial offering period has not commenced, and for the three and nine months ended September 30, 2025 and 2024, no shares of common stock were purchased under the ESPP.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-Based Compensation Expense
The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statements of operations:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$89	$86	$277	$253
Sales and marketing	670	975	2,194	2,686
Technology development	896	1,050	2,869	2,824
General and administrative	1,591	1,791	5,498	5,245
Total stock-based compensation expense	$3,246	$3,902	$10,838	$11,008
Stock-based compensation costs capitalized in connection with the Company’s internal-use software was less than $0.1 million for the three and nine months ended September 30, 2025, and the three months ended September 30, 2024. For the nine months ended September 30, 2024, stock-based compensation costs capitalized in connection with the Company’s internal-use software was $0.1 million. As of September 30, 2025, total unrecognized compensation expense related to unvested stock-based awards was $18.1 million, which is expected to be recognized over a weighted-average period of 2.1 years.
11. Income Taxes
The Company’s income tax provision was immaterial for the three and nine months ended September 30, 2025 and 2024 due to the net loss before income taxes expected to be incurred for the year ending December 31, 2025 and incurred for the year ended December 31, 2024, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets. The Company’s history of pre-tax losses represents sufficient evidence to establish and continue to maintain a full valuation allowance is appropriate. As of September 30, 2025, the Company had no material liabilities for interest and penalties accrued.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The Company is in the process of evaluating the impact of OBBBA to its financial statements. However, it is currently not expected to have a material impact.
12. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net loss	$(3,506)	$(5,683)	$(12,625)	$(13,423)
Denominator:
Weighted average common shares outstanding—basic and diluted	36,338,544	36,719,249	35,913,430	38,321,518
Net loss per share—basic and diluted	$(0.10)	$(0.15)	$(0.35)	$(0.35)
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

	September 30,
	2025	2024
Options to purchase common stock	3,329,979	3,563,611
Restricted stock units	4,720,172	4,684,455
Total	8,050,151	8,248,066

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Commitments and Contingencies
Contractual Obligations
The Company has $23.9 million of non-cancelable contractual commitments as of September 30, 2025, primarily related to its operating lease agreements for both its current and former corporate headquarters in New York, NY, not including any offset for sublease income, as well as other software and support services. For those agreements with variable terms, the Company does not estimate what the total obligation may be beyond any minimum obligations. The following table represents the Company’s commitments under its purchase obligations as of September 30, 2025 (in thousands):

Fiscal Year Ending December 31,	Lease Obligations	Other Obligations	Total Obligations
2025 (remaining)	$1,369	$301	$1,670
2026	5,429	1,088	6,517
2027	5,429	318	5,747
2028	5,429	41	5,470
2029	4,458	—	4,458
2030	41	—	41
Total	$22,155	$1,748	$23,903
Legal Proceedings
The Company is subject to various claims and contingencies, which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where the Company believes a conclusion to the matter will be reached. The Company does not believe that it is party to any pending legal proceedings that are probable to have a material effect on its business, financial condition, or results of operations for the three and nine months ended September 30, 2025. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible. The Company recently received a $1.4 million complaint from a trustee in a third-party bankruptcy proceeding seeking recovery of amounts paid for various purchases made on the Company’s platform after the commencement of the bankruptcy proceedings. This complaint is similar to hundreds of other similar cases commenced in connection with the bankruptcy proceeding, and the Company intends to defend against the trustee’s claim vigorously. The Company does not believe potential losses are estimable or probable at this time.
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
Sales and other indirect tax contingencies
The Company conducts operations in many tax jurisdictions for which indirect taxes, such as sales, use and other indirect taxes, are assessed on its operations. Although the Company is diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient presence or responsibility for a jurisdiction to levy taxes, fees, and surcharges for sales made on an e-commerce platform. The Company recognized liabilities for contingencies related to sales and indirect taxes deemed probable and estimable totaling $1.0 million and $1.1 million as of September 30, 2025 and December 31, 2024, respectively, which are included in other current liabilities in the Company’s condensed consolidated balance sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
GMV	$89,064	$84,613	$273,695	$267,813
Number of Orders	31,960	33,347	100,041	102,614
Active Buyers	63,195	62,527	63,195	62,527
Adjusted EBITDA (unaudited)	$(243)	$(2,983)	$(3,743)	$(6,366)

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
Active Buyers
We define Active Buyers as buyers who have made at least one purchase through our online marketplace during the 12 months ended on the last day of the period presented, net of cancellations. A buyer is identified by a unique email address; thus an Active Buyer could have more than one account if they were to use a separate unique email address to set up each account. We believe this metric reflects scale, engagement and brand awareness, and our ability to convert user activity on our online marketplace into transactions. Our historical performance for Active Buyers may not be indicative of future performance in Active Buyers.
Adjusted EBITDA
We define Adjusted EBITDA as net loss excluding depreciation and amortization, stock-based compensation expense, other income, net, provision for income taxes, restructuring expenses and strategic alternative expenses. Adjusted EBITDA is a key performance measure used by our management and board of directors to assess our operating performance and the operating leverage of our business. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the income and expenses that we exclude from Adjusted EBITDA. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to key financial metrics used by our management in their financial and operational decision-making. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.
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
Cost of Revenue
Cost of revenue includes payment processor fees and hosting expenses. Cost of revenue also includes payroll, employee benefits, stock-based compensation, other headcount-related expenses associated with personnel supporting revenue-related operations and logistics, consulting costs, and amortization expense related to our capitalized internal-use software.
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
Sales and Marketing
Sales and marketing expenses include payroll, employee benefits, stock-based compensation, other headcount-related expenses associated with sales and marketing personnel, advertising expense, consulting costs, and promotional discounts offered to new and existing buyers. Advertising expenses consist primarily of costs incurred promoting and marketing our services, such as costs associated with acquiring new users through performance-based marketing, social media programs, email, and events. Promotional discounts and incentives represent incentives solely to buyers and, therefore, are not considered payments made to our customers. Buyers are not our customers because access to the 1stDibs online marketplace is free for buyers, and we have no performance obligations with respect to buyers; we consider our sellers to be our customers.
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
Provision for Transaction Losses
Provision for transaction losses primarily consists of transaction loss expense associated with our buyer protection program, including damages to products caused in shipping and transit, items that were not received or not as described by the seller, and reimbursements to buyers at our discretion if they are dissatisfied with their experience. The provision for transaction losses also includes bad debt expense associated with our seller accounts receivable balance.

Results of Operations
The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$21,972	$21,190	$66,652	$65,487
Cost of revenue	5,641	6,154	18,101	18,520
Gross profit	16,331	15,036	48,551	46,967
Operating expenses:
Sales and marketing	7,959	9,146	25,217	27,580
Technology development	5,906	5,471	17,420	15,686
General and administrative	6,358	6,864	19,916	20,756
Provision for transaction losses	791	947	2,653	2,183
Total operating expenses	21,014	22,428	65,206	66,205
Loss from operations	(4,683)	(7,392)	(16,655)	(19,238)
Other income, net:
Interest income	977	1,357	3,065	4,695
Other, net	252	356	1,040	1,128
Total other income, net	1,229	1,713	4,105	5,823
Net loss before income taxes	(3,454)	(5,679)	(12,550)	(13,415)
Provision for income taxes	(52)	(4)	(75)	(8)
Net loss	$(3,506)	$(5,683)	$(12,625)	$(13,423)
The following table summarizes our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	100%	100%	100%	100%
Cost of revenue	26	29	27	28
Gross profit	74	71	73	72
Operating expenses:
Sales and marketing	36	44	38	42
Technology development	27	26	26	24
General and administrative	29	32	30	32
Provision for transaction losses	4	4	4	3
Total operating expenses	96	106	98	101
Loss from operations	(22)	(35)	(25)	(29)
Other income, net:
Interest income	5	6	5	7
Other, net	1	2	1	2
Total other income, net	6	8	6	9
Net loss before income taxes	(16)	(27)	(19)	(20)
Provision for income taxes	—	—	—	—
Net loss	(16)%	(27)%	(19)%	(20)%
Comparison of the Three Months Ended September 30, 2025 and 2024
Net Revenue

	Three Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Net revenue	$21,972	$21,190	$782	4%

Net revenue was $22.0 million for the three months ended September 30, 2025, as compared to $21.2 million for the three months ended September 30, 2024. The increase of $0.8 million, or 4%, was primarily driven by an increase in GMV which was mainly due to an increase in average order value for the three months ended September 30, 2025. While the impacts are difficult to isolate and quantify, we believe our GMV, number of orders, and net revenue have continued to be impacted negatively, both directly and indirectly, by macroeconomic factors, including significant housing market volatility, significant capital market volatility, and global economic and geopolitical developments. We believe we have, and continue to work to position the business to benefit from an improvement in macroeconomic factors.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 74% of our net revenue for each of the three months ended September 30, 2025 and 2024. Subscription fees accounted for 21% and 22% of our net revenue for the three months ended September 30, 2025 and 2024, respectively.
Cost of Revenue

	Three Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Cost of revenue	$5,641	$6,154	$(513)	(8)%
Cost of revenue was $5.6 million for the three months ended September 30, 2025, as compared to $6.2 million for the three months ended September 30, 2024. The decrease of $0.5 million, or 8%, was primarily driven by a $0.3 million decrease in net shipping expenses, partially due to an insurance recovery relating to a shipping matter and a $0.1 million decrease in credit card processing fees due to better pricing negotiated with one of our main payment processors.
Gross Profit and Gross Margin
Gross profit was $16.3 million and gross margin was 74.3% for the three months ended September 30, 2025, as compared to gross profit of $15.0 million and gross margin of 71.0% for the three months ended September 30, 2024. The increase in gross profit and gross margin for the three months ended September 30, 2025 was primarily driven by the decrease in cost of revenue, and to a lesser extent, the increase in net revenue, as outlined above.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Sales and marketing	$7,959	$9,146	$(1,187)	(13)%
Sales and marketing expense was $8.0 million for the three months ended September 30, 2025, as compared to $9.1 million for the three months ended September 30, 2024. The decrease of $1.2 million, or 13%, was mainly due to a $1.2 million decrease in performance-based marketing and promotional campaigns. We also had $0.7 million in savings from our January 2025 reduction in workforce which was offset by the $0.8 million of severance expense due to our September 2025 reorganization.
Technology Development

	Three Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Technology development	$5,906	$5,471	$435	8%
Technology development expense was $5.9 million for the three months ended September 30, 2025, as compared to $5.5 million for the three months ended September 30, 2024. The increase of $0.4 million, or 8%, was primarily driven by a $0.5 million increase in salaries and benefits mainly due to our annual compensation increases in March and additional bonus awards during the three months ended September 30, 2025.
General and Administrative

	Three Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
General and administrative	$6,358	$6,864	$(506)	(7)%
General and administrative expense was $6.4 million for the three months ended September 30, 2025, as compared to $6.9 million for the three months ended September 30, 2024. The decrease of $0.5 million, or 7%, was mainly due to a $0.3 million decrease in headcount-related and stock-based compensation as a result of the 2024 reductions in workforce. Additionally, there was a $0.1 million decrease in non-income tax expense.
Provision for Transaction Losses

	Three Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Provision for transaction losses	$791	$947	$(156)	(16)%
Provision for transaction losses was $0.8 million for the three months ended September 30, 2025, as compared to $0.9 million for the three months ended September 30, 2024. The decrease of $0.2 million, or 16%, was primarily driven by a decrease in the reserves for bad debt.
Other Income, Net

	Three Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Total other income, net	$1,229	$1,713	$(484)	(28)%
Other income, net was $1.2 million for the three months ended September 30, 2025, as compared to $1.7 million for the three months ended September 30, 2024. The decrease of $0.5 million, or 28%, was due mainly to lower interest income driven by lower cash, cash equivalents, and short-term investments for the three months ended September 30, 2025 coupled with lower interest rates.
Comparison of the Nine Months Ended September 30, 2025 and 2024
Net Revenue

	Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Net revenue	$66,652	$65,487	$1,165	2%
Net revenue was $66.7 million for the nine months ended September 30, 2025, as compared to $65.5 million for the nine months ended September 30, 2024. The increase of $1.2 million, or 2%, was primarily driven by an increase in GMV which was mainly due to an increase in average order value.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 74% of our net revenue for each of the nine months ended September 30, 2025 and 2024. Subscription fees accounted for 21% and 22% of our net revenue for the nine months ended September 30, 2025 and 2024, respectively.
Cost of Revenue

	Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Cost of revenue	$18,101	$18,520	$(419)	(2)%
Cost of revenue was $18.1 million for the nine months ended September 30, 2025, as compared to $18.5 million for the nine months ended September 30, 2024, The decrease of $0.4 million, or 2%, was primarily driven by a $0.5 million decrease in credit card processing fees due to better pricing negotiated with one of our main payment processors, partially offset by a $0.3 million increase in salaries and benefits due to annual compensation increases in March.
Gross Profit and Gross Margin
Gross profit was $48.6 million and gross margin was 72.8% for the nine months ended September 30, 2025, as compared to gross profit of $47.0 million and gross margin of 71.7% for the nine months ended September 30, 2024. The increase in gross profit and gross margin for the nine months ended September 30, 2025 was primarily driven by the decrease in cost of revenue and increase in net revenue as outlined above.

Operating Expenses
Sales and Marketing

	Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Sales and marketing	$25,217	$27,580	$(2,363)	(9)%
Sales and marketing expense was $25.2 million for the nine months ended September 30, 2025, as compared to $27.6 million for the nine months ended September 30, 2024. The decrease of $2.4 million, or 9%, was mainly due to a $1.5 million decrease in performance-based marketing and promotional campaigns, and a $0.8 million decrease in salaries, benefits, and stock-based compensation resulting from decreases in headcount primarily related to our reduction in workforce in January 2025. The decrease in salaries and benefits were partially offset by the severance expense related to our September 2025 reorganization.
Technology Development

	Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Technology development	$17,420	$15,686	$1,734	11%
Technology development expense was $17.4 million for the nine months ended September 30, 2025, as compared to $15.7 million for the nine months ended September 30, 2024. The increase of $1.7 million, or 11%, was mainly due to a $1.6 million increase in salaries and benefits resulting from our annual compensation increases in March.
General and Administrative

	Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
General and administrative	$19,916	$20,756	$(840)	(4)%
General and administrative expense was $19.9 million for the nine months ended September 30, 2025, as compared to $20.8 million for the nine months ended September 30, 2024. The decrease of $0.8 million, or 4%, was mainly due to a $0.9 million decrease in salaries and wages as a result of our 2024 reductions in workforce.
Provision for Transaction Losses

	Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Provision for transaction losses	$2,653	$2,183	$470	22%
Provision for transaction losses was $2.7 million for the nine months ended September 30, 2025, as compared to $2.2 million for the nine months ended September 30, 2024. The increase of $0.5 million, or 22%, was mainly due to a provision adjustment in the prior year resulting from a change in estimate based upon historical trend analysis as well as the timing and volume of claims.
Other Income, Net

	Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Total other income, net	$4,105	$5,823	$(1,718)	(30)%
Other income, net was $4.1 million for the nine months ended September 30, 2025, as compared to $5.8 million for the nine months ended September 30, 2024. The decrease of $1.7 million, or 30%, was mainly due to lower interest income driven by lower cash, cash equivalents, and short-term investments for the nine months ended September 30, 2025 coupled with lower interest rates.

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
•The exclusion of discrete restructuring expenses such as severance and benefit costs from reductions in force and reorganizations that are fundamentally different in strategic nature from ongoing initiatives. We believe the exclusion of these items facilitates a more consistent comparison of operating performance over time because they are distinct from ongoing operational costs; and
•The exclusion of strategic alternative expenses in connection with capital return strategies, buy and sell-side mergers, acquisitions, partnerships and divestitures, including integration costs.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.
We define Adjusted EBITDA as our net loss, excluding: (1) depreciation and amortization; (2) stock-based compensation expense; (3) other income, net; (4) provision for income taxes; (5) restructuring expenses; and (6) strategic alternative expenses. The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(3,506)	$(5,683)	$(12,625)	$(13,423)
Depreciation and amortization	392	507	1,272	1,439
Stock-based compensation expense	3,246	3,902	10,838	11,008
Other income, net	(1,229)	(1,713)	(4,105)	(5,823)
Provision for income taxes	52	4	75	8
Restructuring expenses	802	—	802	348
Strategic alternative expenses	—	—	—	77
Adjusted EBITDA	$(243)	$(2,983)	$(3,743)	$(6,366)

Liquidity and Capital Resources
As of September 30, 2025, we had cash, cash equivalents and short-term investments of $93.4 million and an accumulated deficit of $345.0 million. Net cash used in operating activities was $6.7 million in the nine months ended September 30, 2025. We expect operating losses to continue in the foreseeable future as we continue to strategically invest in growth activities. Our cash flows, including net cash used in or provided by operating activities, may vary from quarter to quarter, due to the timing of payments to sellers, vendor contracts and prepayments, annual bonuses, marketing related expenses, and other factors. Our principal use of cash is to fund our operations including platform development to support our strategic initiatives and anticipated share repurchases under our Stock Repurchase Programs.
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
During the nine months ended September 30, 2025, 477,992 shares of our common stock were purchased for a total cost of $1.8 million and approximately $2.0 million remains available under our 2024 Stock Repurchase Program.
Subsequent to September 30, 2025, in November 2025, our Board of Directors authorized us to repurchase up to an aggregate of $12.0 million of our common stock (“2025 Stock Repurchase Program”). The Board also terminated the 2024 Stock Repurchase Program it previously authorized in August 2024. The following table summarizes total treasury stock purchased under each of the Company's programs as of the periods presented:

(in thousands except share amounts)	September 30, 2025		December 31, 2024
	Shares	Cost Basis	Shares	Cost Basis
2023 Stock Repurchase Program	4,926,635	$25,373	4,926,635	$25,373
2024 Stock Repurchase Program	1,994,879	8,039	1,516,887	6,245
Total	6,921,514	$33,412	6,443,522	$31,618

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(6,707)	$(5,708)
Net cash provided by investing activities	4,202	15,325
Net cash used in financing activities	(3,776)	(25,155)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	294	222
Net decrease in cash, cash equivalents, and restricted cash	$(5,987)	$(15,316)
Cash Flows from Operating Activities
Net cash used in operating activities was $6.7 million for the nine months ended September 30, 2025 and was due mainly to changes in operating assets and liabilities, including a $3.1 million decrease in operating lease liabilities due to our operating lease payments, a $1.8 million increase in prepaid expenses and other current assets due to timing of prepaid contracts, a $1.5 million decrease in payables due to sellers as a result of timing of when sellers are paid, and a $1.1 million decrease in accounts payable and accrued expenses due to the timing of vendor invoices and related invoices.
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
Cash Flows from Investing Activities
Net cash provided by investing activities was $4.2 million for the nine months ended September 30, 2025, and was mainly due to by $56.8 million in maturities and sales of short-term investments, partially offset by $51.9 million in purchases of short-term investments.
Net cash provided by investing activities was $15.3 million for the nine months ended September 30, 2024, and was driven primarily by $85.6 million maturities and sales of short-term investments, partially offset by $68.9 million purchases of short-term investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $3.8 million for the nine months ended September 30, 2025, and was driven primarily by $2.0 million of payments for taxes related to net share settlements of stock-based compensation awards and $1.8 million in repurchases of our common stock as part of our 2024 Stock Repurchase Program.
Net cash used in financing activities was $25.2 million for the nine months ended September 30, 2024, and was driven primarily by $22.8 million in repurchases of our common stock as part of our 2023 and 2024 Stock Repurchase Programs and $3.2 million of payments for taxes related to net share settlements of stock-based compensation awards, partially offset by $0.8 million in proceeds from the exercise of stock options.
Interim Goodwill Impairment Assessment
During the three months ended September 30, 2025, the Company performed a quantitative assessment of our goodwill as a result of the continued decline in our stock price and related overall market capitalization, as well as the impact of macroeconomic factors. While there was no impairment recorded, the fair value of our reporting unit, without the use of an implied control premium, exceeded its carrying value by less than 10%, indicating that goodwill may be at risk of impairment in the future.
Contractual Obligations
As of September 30, 2025, there were no material changes in commitments under contractual obligations compared to the contractual obligations disclosed in our Form 10-K.

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
Interest Rate Sensitivity
Interest rate risk relates to the loss we could incur in our cash, cash equivalents and short-term investments due to a change in interest rates. As of September 30, 2025, we had cash, cash equivalents and short-term investments of $93.4 million. Our cash and cash equivalents consist primarily of demand, money market accounts, and available-for-sale debt securities with an original maturity of 90 days or less. Our short-term investments consist primarily of U.S. Government agency and Treasury securities, as well as commercial paper and corporate notes which have an original maturity greater than 90 days and are highly liquid in nature. Due to the nature of our cash, cash equivalents and short-term investments, we would expect a hypothetical 100 basis point increase or decrease in interest rates to result in an approximate increase or decrease of $0.7 million in our cash, cash equivalents and short-term investments. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes and parallel shifts in the yield curve are instantaneous. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.
Our principal use of cash, cash equivalents and short-term investments is to fund our operations including platform development to support our strategic initiatives and anticipated share repurchases under our Stock Repurchase Programs. The remainder of cash, cash equivalents and short-term investments are held for working capital purposes and other potential uses including strategic investment opportunities. We do not enter into investments for trading or speculative purposes.
Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, Euros, and British pounds, depending on the currency selection of the seller. Our cost of revenue and operating expenses are primarily denominated in U.S. dollars. As our online marketplace continues to grow globally, our results of operations and cash flows may be subject to fluctuations due to the change in foreign exchange rates. To date, fluctuations due to changes in the Euro and the British pound have not been significant, but we may experience material foreign exchange gains and losses in our statement of operations in the future. As of September 30, 2025, we would expect an adverse 10% change in current exchange rates to result in no more than a $2.4 million decrease in net revenue for the nine months ended September 30, 2025.

Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated by requiring upfront payment for many of our services due to our diverse seller base, dispersed over various geographic regions and industry sectors. For the three and nine months ended September 30, 2025 and 2024, no single customer accounted for more than 10% of our net revenue. We maintain provisions for potential credit losses and such losses to date have been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we are involved in legal proceedings and subject to claims arising both inside and outside the ordinary course of business. The Company recently received a $1.4 million complaint from a trustee in a third-party bankruptcy proceeding seeking recovery of amounts paid for various purchases made on the Company’s platform after the commencement of the bankruptcy proceedings. This complaint is similar to hundreds of other similar cases commenced in connection with the bankruptcy proceeding, and we intend to defend against the trustee’s claim vigorously. The results of this claim, and other litigation and claims in the ordinary course, cannot be predicted with certainty, and the Company does not believe potential losses are estimable or probable at this time. Even if any particular litigation or claim is not resolved in a manner that is adverse to our interests, such litigation can have a negative impact on us because of defense and settlement costs, diversion of management resources from our business, and other factors.
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
Item 5. Other Information
(c) Adoption or Termination of Insider Trading Arrangements
No directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities during the quarter ended September 30, 2025.

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

1STDIBS.COM, INC.

/s/ Thomas Etergino
Date: November 7, 2025	Thomas Etergino Chief Financial Officer (Principal Financial Officer)