Form 10-K
period 2025-12-31
1stdibs.com, Inc.
filed 2026-02-27
CIK 1600641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2025 was approximately $63.9 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2026, there were 36,192,104 shares of the Registrant’s common stock, $0.01 par value per share outstanding, net of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end December 31, 2025.

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
•our ability to attract and retain buyers and sellers;
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
•Our ability to attract and maintain an active community of buyers and sellers and to ensure a sufficient volume of listings on our online marketplace;
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
•Our reliance on third parties to drive traffic to our website, and changes to their algorithms, pricing, or use of artificial intelligence, may damage our business, operations, financial condition, and prospects;
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
•Risks related to human capital;
•Risks related to data privacy, cybersecurity, infrastructure, and artificial intelligence, including risks associated with the disclosure of sensitive information about our buyers and sellers or other third parties with whom we transact business, or cyber-attacks against us or our third-party providers;
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

PART I
Item 1.    Business
Company Overview
We are one of the world’s leading online marketplaces for connecting design lovers with many of the best sellers and makers of vintage, antique, and contemporary furniture, home décor, jewelry, watches, art, and fashion. We believe we are a leading online marketplace for these luxury design items based on the aggregate number of listings on our online marketplace and our Gross Merchandise Value (“GMV”). Our sellers, who undergo an evaluation by our in-house experts to vet the quality of their inventory, in-depth marketing content, and custom-built technology platform create trust in our brand and facilitate high-consideration purchases of luxury design items online. By disrupting the way these items are bought and sold, we are both expanding access to, and growing the market for, luxury design.
1stDibs began over two decades ago with the vision of bringing the magic of the Paris flea market online by creating a listings site for top vintage and antique furniture sellers. The quality of our initial seller base enabled us to build a reputation in the design industry as a trusted source for unique luxury design. Since then, we have strengthened our brand as well as deepened and broadened our seller relationships. We launched our e-commerce platform in 2013 and transitioned to a full e-commerce marketplace model in 2016. We had 7.8 million users and approximately 1.9 million listings as of December 31, 2025, compared to 7.0 million users and approximately 1.8 million listings as of December 31, 2024. Users represent non-seller visitors who register on our website and include both buyers and prospective buyers identified by a unique email address.
Our online marketplace seller stock value, the sum of the stock value of all available products listed on our online marketplace, was consistent year over year and exceeded $10.0 billion as of both December 31, 2025 and 2024. An individual listing’s stock value is calculated as the item’s current price multiplied by its quantity available for sale. As of December 31, 2025, we had approximately 5,700 unique sellers, compared to approximately 5,900 unique sellers as of December 31, 2024. In 2024, we shifted our seller acquisition strategy and monetization approach to concentrate on fewer, but more highly engaged sellers and we discontinued the pricing option with no monthly subscription fees and higher commission rates.
We provide our sellers, the vast majority of which we believe are small businesses, access to a global community of buyers and a platform to facilitate e-commerce at scale. Our sellers use our platform to manage their 1stDibs inventory, build their digital marketing presence, and communicate and negotiate prices directly with buyers. We provide our buyers a trusted purchase experience with our user-friendly interface, dedicated specialist support for a certain subset of buyers, and our 1stDibs Promise, our comprehensive purchase protection program outlined in-depth below. The uniqueness, diversity, and high quality of the items on our online marketplace, together with an active marketing effort, have produced a large global base of design-loving buyers. We operate an asset-light business model which allows us to scale in a capital efficient manner. While we enable fulfillment and shipping logistics, we do not take physical possession of the items sold on our online marketplace.
During the year ended December 31, 2025, we had approximately 60,700 active buyers, compared to approximately 64,300 in the year ended December 31, 2024. We define Active Buyers as unique buyers who made at least one purchase through our online marketplace during the trailing 12-month period, net of cancellations (“Active Buyers”).
We had an on-platform average order value (“AOV”) of approximately $2,600 and $2,500 in the years ended December 31, 2025 and 2024, respectively. We had a median order value (“MOV”) of approximately $1,300, and $1,200 in the years ended December 31, 2025 and 2024, respectively. We do not focus on AOV or MOV as key metrics in evaluating our business given our priority to make unique, high-end design items available across various price points through our online marketplace. The percentage of Active Buyers who make more than one purchase in any given year has been generally consistent from year to year and comprised approximately 30% of total Active Buyers in each of the years ended December 31, 2025 and 2024. Highly experienced interior designers, whom we refer to as Trade Buyers, are generally frequent, repeat purchasers on our online marketplace and accounted for 31% of our on-platform GMV in each of the years ended December 31, 2025 and 2024. Through our Trade 1st program, we offer these Trade Buyers additional benefits such as trade-only personalized support, exclusive trade pricing, and buyer incentives for which members do not pay any fees to participate in this program.
We are driving consumer demand for luxury design items online by providing global access to a traditionally fragmented, local, and offline market. As buyers and sellers of luxury design gain experience transacting online, we believe our combination of technology, service, brand position and demand generation enable us to grow this market by providing buyers and sellers the tools and access they need.
Transacting in unique luxury design requires the ability for buyers and sellers to exchange messages, negotiate prices, arrange customized shipping support, and pay swiftly and securely through various payment methods. Our platform turns this complex order flow into an easy-to-use process and converts the valuable data we collect from buyers’ browsing and purchase activity into actionable insights for both buyers and sellers. Our platform is scalable, which we believe enables us to grow over time. We empower buyers to engage directly with sellers on our platform throughout all stages of a transaction. Our technology and data represent the cumulative experience of over 20 years of business activity, and we believe are extremely difficult to replicate.
Our Market Opportunities and Growth Strategies
We operate a global online marketplace connecting buyers and sellers of unique luxury design items. By consolidating supply and demand onto a single digital platform, we expand seller reach, broaden buyer selection, and improve accessibility and convenience. We believe our marketplace is expanding the overall luxury design market by introducing new sellers to a global audience and exposing buyers to inventory previously accessible only offline. Items sold on our platform range from under $100 to over $1 million, demonstrating the breadth of our supply and addressable customer base.
We continue to see opportunities to increase online penetration in luxury goods. We hosted approximately 1.9 million listings as of December 31, 2025, compared to approximately 1.8 million listings as of December 31, 2024. Additionally, we had 7.8 million users as of December 31, 2025, compared to 7.0 million users as of December 31, 2024. Our growth strategy focuses on expanding our buyer base and platform supply. We believe we remain in the early stages of reaching a broad global audience, with limited penetration of both U.S. and international populations given our number of users. Approximately 20% of our buyers are located internationally as of both December 31, 2025 and 2024.
To date, we have grown primarily through organic channels, earned media, partnerships, and targeted paid marketing, and we intend to further scale through data-driven acquisition, personalized engagement, and retention initiatives. We also grow marketplace supply by enhancing our value proposition for sellers through expanded buyer access and improved listing and transaction tools, and may supplement growth through partnerships or acquisitions.
We invest strategically in technology and innovation to improve user experience, increase conversion, drive seller success, and enhance operational efficiency. Our platform investments include machine learning and artificial intelligence to better localize experiences, optimize discovery, and support long-term revenue growth. We derive a relatively low percentage of our traffic and orders from paid media. During the year ended December 31, 2025, we estimate that approximately 73% of new user sessions came from non-paid channels, including organic search, direct web, direct app, organic social, email, and referral compared to 69% during the year ended December 31, 2024.
We utilize user data and rigorous A/B testing to improve the user experience, and continuously optimize the performance of our marketing campaigns and channels. We use highly targeted promotional incentives, where appropriate, to acquire and retain buyers. We focus on engaging and retaining our buyers with personalized experiences and elevated storytelling. We offer Private Client services to our most engaged consumers; and cultivate interior designer engagement and retention through the Trade 1st program. We communicate with our buyers primarily through email, site, text, mobile push notifications, print catalogs, and organic social.
We have demonstrated our ability to successfully grow and diversify beyond our original offering of vintage furniture, as exemplified by our proven track record of expanding both across verticals, such as art, jewelry, and fashion, and within verticals, such as the expansion from vintage and antique furniture to include new and custom furniture. This diversification increases our addressable market, purchase frequency, and brand relevance as a leading online destination for luxury design. Our infrastructure is designed to scale with vertical or offering expansion and potential acquisitions.
International expansion remains an opportunity. As of December 31, 2025, 45% of the supply on our online marketplace comes from outside the United States, while only 20% of buyers are located outside the United States. We believe that this presents an international expansion opportunity. Our website traffic also indicates strong international presence with approximately 40% of current traffic coming from outside the United States. We had 52% and 53% of unique sellers outside the United States in the years ended December 31, 2025, and 2024, respectively. On-platform GMV from buyers in non-U.S. markets constituted 19% and 18% in the years ended December 31, 2025, and 2024, respectively.
The 1stDibs Marketplace
Trust
Trust is at the core of the online marketplace that we have built over two decades of operating history. Trust in our online marketplace is critical to facilitating online transactions of purchases with high price points. For the years ended December 31, 2025 and 2024, approximately 2% and 3% of orders had an item value of $100,000 or more, respectively. Our seller onboarding process which includes our in-house experts evaluating the integrity of sellers’ listings inspires buyer confidence in our sellers and in the quality of the luxury design items sold on 1stDibs. Extensive fraud protection and secure payment solutions further establish the trust buyers and sellers have in our online marketplace. We believe the ability for buyers to interact and negotiate prices directly with sellers increases both on-platform conversion and buyer retention rate. Our 1stDibs Promise gives our buyers peace of mind with every purchase by providing the following features and commitments:

•a Money-Back Guarantee if a purchased item is not as described, is damaged in transit, or does not arrive, a buyer can contact us within 7 days, or longer for Trade Buyers, for a full refund.
•a community of sellers from around the world to ensure high-quality products;
•confidence at checkout with multiple secure payment options and a comprehensive fraud prevention program;
•customer service support from specialists to answer questions, assist with orders, and stand ready to resolve any transaction or technical issues throughout the buying process;
•worry-free cancellations within 24 hours;
•a Price-Match Guarantee to ensure that if a buyer finds a 1stDibs seller that has the same item for a lower price elsewhere, 1stDibs will match it;
•an Authenticity Guarantee to ensure if there is an issue with an item’s authenticity, we will provide a refund within a year from purchase; and
•enablement of a seamless and transparent global end-to-end shipping, logistics and delivery experience focused on security and a high level of care.
Value Proposition to Sellers
•Demand Generation: As of December 31, 2025, we provided sellers access to a global base of approximately 7.8 million users in over 200 countries, who would otherwise largely be inaccessible in an offline market. We built 1stDibs to empower and inspire confidence in our sellers by using our proprietary technology to digitize and transform their businesses. We believe that creating a digital presence and enabling access to buyers across the globe allows us to expand the addressable market for luxury sellers. Expanding a seller’s ability to share their story across various forms of media, including text, photographs, and videos, significantly increases buyer engagement and conversion. Once sellers are added to our online catalog, we help build sellers’ online presence through editorial and social placements, including our online magazine Introspective, which offers sellers additional avenues through which to advertise online.
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
•Listing & Pricing: We empower sellers with tools useful for them to manage item pricing and item visibility on our online marketplace. Sellers can leverage our proprietary classification methodologies and structured data to create listings tailored to their inventory. We have created a pricing index, “1stDibs Insider,” which provides pricing context to our sellers based on historical pricing trends. By providing historical pricing data for similar items that have recently sold, we believe this helps sellers price items more competitively. We have also invested in artificial intelligence and machine learning to help our sellers with pricing guidance. On our platform, sellers can set item pricing based on user type (Consumer vs. Trade) or a specific user (Private Listing). We also provide sellers purchase format flexibility beyond the standard list price model. Furthermore, sellers can review, accept, or counter-offer negotiation requests, or create “Private Offers” for prospective buyers and “Automated Private Offers” (preset and triggered by buyer behavior).
•Operational Efficiency: Our sellers can efficiently scale their businesses without the friction associated with in-person sales and multiple third-party platforms. The ability to offer a convenient, seamless transaction experience, including on-platform communications and a wide range of payment solutions, such as credit card, PayPal, Apple Pay, Automated Clearing House (“ACH”), and wire transfer further drives buyer conversion. We use Search Engine Optimization (“SEO”) to help buyers find items and connect with our sellers, allowing them to purchase products tailored to their tastes and preferences with ease. We have assembled a robust network of logistics providers to help sellers fulfill orders at a lower cost, giving them an advantage relative to conventional offline sales and allowing them to focus more time on what they do best: curating and selling unique luxury design items.
Value Proposition to Buyers
We provide buyers with tools to communicate directly with sellers, receive quick responses, negotiate prices, and access multiple payment methods for a convenient checkout experience. We curate our buyers’ experience to target their specific tastes and preferences and provide them with design inspiration through our expertly merchandised collections and our online editorial publications. Our customized Private Client and Trade Service teams provide high-touch human support for Consumer and Trade Buyers. Our buyer services include:
•Largest Selection of Unique Luxury Design Items: We offer one of the largest online selections of luxury design items from leading sellers and makers of vintage, antique, and contemporary furniture, home décor, jewelry, watches, art, and fashion. We believe our growing collection of approximately 1.9 million luxury design items is unmatched and makes us the premier destination for design lovers and enthusiasts. Luxury design tends to retain value over time as a result of their scarcity and durability. We aggregate supply from a large number of globally distributed sellers, offering buyers an online destination to access a variety of luxury products across the globe. As of both December 31, 2025 and December 31, 2024, we had approximately 45% of our listings located outside the United States. The percentage of our unique sellers based outside of the United States was 52% and 53% as of December 31, 2025 and December 31, 2024, respectively.
•Buyer-Seller Communication: Given the unique inventory available on our online marketplace and the relatively high price points, buyers are likely to have questions regarding origin and item attributes. We have developed tools to facilitate communication between buyers and sellers and have added incentives for sellers to respond quickly. Negotiation is a common purchase format in our verticals; Buyers can negotiate via the “Make Offer” experience, and also receive a personalized “Private Offer” after initiating a conversation with a seller or “favoriting” an item.
•Mobile: During the year ended December 31, 2025, the majority of user sessions came to our online marketplace via a mobile device, either by browsing our mobile site or by using our highly rated mobile app. The bulk of our users are browsing via our mobile site. Our mobile app users take advantage of app-specific features, personalized notifications, and the ability to “see” items in their homes via our augmented reality feature.
•Personalization: We collect rich data around our buyers’ preferences, site engagement, item and seller attributes, buyers’ browsing patterns and purchase behaviors. As a result, we are able to curate our buyers’ experience to target their specific tastes and preferences. We use this data to personalize our marketing efforts and listing suggestions. These include alerts when new items from followed creators are listed, item recommendations, discovery feeds, and highly contextual emails. This personalization improves user engagement. We provide high-touch human support for Consumer and Trade Buyers through our customized Private Client and Trade teams, which further enhances the buying process.
•Curated Assortment: We are a highly sought after destination for unique, high-quality luxury design items. We provide buyers with design inspiration through our expertly merchandised collections and our online editorial publication Introspective.
•Quality of Experience: Unlike conventional offline alternatives, we offer our buyers convenient 24/7 access to approximately 1.9 million listings. Multiple possible payment methods offer our buyers a convenient checkout experience compared to traditional offline retail channels by removing complexity and introducing transparency to the purchasing process. We allow buyers to transact securely from anywhere, bypassing the complicated and time-intensive process, and often opaque pricing associated with traditional offline channels. Our valuable buyer base also appreciates the privacy and anonymity associated with purchasing products online through our marketplace. Our Price-Match Guarantee further increases purchasing confidence, as buyers are assured they will always transact at the lowest price. We also require Sellers to agree to price parity on the platform in which our Sellers must ensure their pricing on 1stDibs matches or beats their pricing on other channels. In addition, we provide additional benefits to Trade Buyers, including trade exclusive pricing, buyer incentives, priority support, sourcing expertise, and enhanced buyer protection, among others through our Trade 1st program. Our client service associates help ensure the satisfaction of buyers and sellers by addressing and assisting in the resolution of questions relating to orders, deliveries, returns, and disputes.
Human Capital Resources
As of December 31, 2025, we had 266 full-time employees, including 105 in technology development, 55 in sales and marketing, 67 in operations, and 39 in general and administrative .

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
Our Technology and Data
Technology powers all aspects of our business. Our proprietary services-based architecture is the foundation of our platform. It is designed to connect buyers and sellers worldwide, enabling online transactions of unique products by removing purchase friction. We leverage appropriate technologies to ensure security, performance, and scalability. Key features of our technology platform include:
•Services-based Architecture: Allows us to scale individual parts of the platform independently from others, increasing engineering efficiency. It also supports using different programming languages based on the task—such as Python for analytics and machine learning, Java for backend services and high-throughput processing, and Node.js for lightweight services and front-end integrations.
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
•Big Data: We leverage browsing history on our platform, followed searches, “favorited” items, previous purchases, and historical sold-item data to generate personalized emails and on-site recommendations. This data provides us the ability to predict the relative likelihood of an item selling, as compared with other items, based upon price point and the quality of the listing, images, and shipping quotes. We leverage this data, including user behaviors, sales trends, and seller behaviors, to improve the effectiveness of our buyer targeting and conversion efforts, increase supply growth from existing and prospective sellers, and deliver pricing guidance to sellers by recommending competitive price points based on comparable past sales performance.
•Scalable Page Creation: We utilize unstructured on-platform search query data to create new indexable pages automatically to increase our long-tail organic search traffic and enable broader Search Engine Optimization and Search Engine Marketing (“SEM”) coverage.
•System Security and Business Continuity: Our infrastructure has been designed to adhere to industry best practices for secure storage and management of all sensitive data, access logging, and internal change controls. Physical and logical access controls are in place, and personally identifiable information is obfuscated. Utilize third-party servers across multiple availability zones with data securely backed up in real time across multiple regions.
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
Data Security and Protection
We are committed to the security of the buyers and sellers who transact on our marketplace. We collect and store certain personally identifiable information provided by our buyers and sellers and other third parties with whom we transact, such as names, email addresses, and the details of transactions. We do not directly collect, transmit, and store personal financial information such as credit card data and other payment information and rely on third-party payment processors who provide these services on our behalf. The collection, transmission, and storage of such information is subject to stringent legal and regulatory obligations. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to seller and buyer data. We undertake administrative and technical measures to protect our systems and the consumer data those systems process and store. We have developed policies and procedures designed to manage data security risks, including employment of technical security defenses and continual monitoring of servers and systems. Further, as part of our efforts to protect sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. We also use third parties to assist in our security practices and prevent and detect fraud. We intend to continue to invest in efforts associated with the detection and prevention of security breaches and any security-related incidents.

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
We list luxury design items from numerous sellers located throughout the United States and from over 70 countries. As such, we need to comply with various laws and regulations associated with doing business outside of the United States, including regarding the handling of antique and vintage items and licensing requirements of antique and vintage dealers, export control laws, economic and trade sanctions, anti-money laundering laws, and anti-corruption laws. Further, various countries regulate the import of certain technology and have enacted or could enact laws that limit our ability to provide buyers and sellers access to our platform or could limit our sellers’ and buyers’ ability to access or use our services in those countries.
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
We believe that we compete effectively based on the volume, quality, and assortment of unique luxury design items available on our online marketplace, our brand awareness and history built on trust and authenticity, the experience and value proposition we offer to buyers and sellers, and the global scale of our online marketplace, including the effectiveness of our mobile app.
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
We incurred net losses of $13.7 million, $18.6 million, and $22.7 million during the fiscal years ended December 31, 2025, 2024, and 2023, respectively. We had an accumulated deficit of $346.0 million as of December 31, 2025. We expect to incur net losses in the future. We will need to generate and sustain increased revenue levels or reduce operating costs materially in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. Our operating expenses may increase substantially in the foreseeable future to the extent necessary that we may hire additional employees, invest in expanding our seller and buyer base and deepening our existing seller and buyer relationships, expand across and within product verticals, increase our marketing efforts and brand awareness. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we were to reduce our expenses, it could negatively impact our growth and growth strategy. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
Our net revenue and results of operations fluctuate within each period and from period to period, causing our stock price to fluctuate and making our financial results difficult to predict.
Our quarterly and annual net revenue and results of operations, as well as our key metrics, have historically fluctuated from period to period, with net revenue of $89.6 million, $88.3 million, and $84.7 million during the fiscal years ended December 31, 2025, 2024, and 2023, respectively. Our future net revenue or results of operations may vary significantly from quarter to quarter, due to a variety of factors, many of which are beyond our control. These fluctuations could cause our stock price to change significantly or experience declines. You should not rely on period-to-period comparisons of our net revenue or results of operations as an indication of our future performance. Factors that may cause fluctuations in our quarterly results of operations, many of which are beyond our control, include, but are not limited to, the following:
•fluctuations in net revenue generated from sales of luxury design items through our online marketplace;
•our success in attracting and retaining buyers and sellers to and on our online marketplace, and our ability to do so in a cost-efficient manner;
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
•the changing consumer behaviors and factors that affect consumer behaviors and spending, such as economic conditions, inflationary pressures, interest rates, discretionary spending patterns, employment levels, instability in the housing market, geopolitical crises, or significant economic or social disruption; and
•economic and market conditions, particularly those affecting the luxury design items industry, such as fluctuations in inflation, interest, and currency exchange rates or supply chain or global shipping disruptions.
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
Our ability to grow our business and market share depend on our ability to attract and maintain an active community of buyers and sellers and to ensure a sufficient volume of listings on our online marketplace.
Our business growth and market success depend on our ability to cost-effectively attract, retain, and grow relationships with active buyers and sellers, and in turn, the volume of luxury design items listed and sold through our online marketplace. We cannot be certain that our efforts will attract more sellers, induce sellers to list and sell more luxury design items on our online marketplace, or yield a sufficient return on investment. Moreover, sellers may be dissatisfied with their experience and choose not to continue to list with us or list items as frequently, or they may stop referring others to us. Similarly, we cannot be certain that our efforts will attract more buyers, induce more buyers to purchase on our online marketplace, or yield a sufficient return on investment. If existing buyers have a negative experience or if the interest in buying luxury design items declines, they may make fewer purchases or they may stop referring others to us.
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
Even if we are able to attract new buyers and sellers to replace any that we lose, they may not maintain the same level of activity and generate the same level of revenue. If we are unable to retain existing, or attract new, buyers and sellers, our growth prospects would be harmed, which could substantially harm our business, results of operations, and financial condition.
Further, our historical seller marketplace services revenue may not be indicative of future revenue. We are highly selective in the sellers we allow onto our online marketplace and sellers undergo an evaluation by our in-house experts to vet the quality of their inventory before they are allowed to join our online marketplace. As a result, we may have difficulty identifying sellers who meet our standards for providing luxury design items and our customer service requirements. If we fail to attract new sellers or drive continued or increased listings, our ability to grow our business and our results of operations would suffer. See “Risk Factors—Risks Related to Our Business and Industry—We rely, in part, on sellers to provide a positive experience to buyers.”
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
Moreover, we may not benefit from our acquisitions as we expect, or in the time frame we expect, or we may elect to divest ourselves of prior acquisitions. We also may issue additional equity securities in connection with an acquisition, which could cause dilution to our stockholders. Finally, acquisitions could be viewed negatively by analysts and investors or by our buyers and sellers. We may not succeed in addressing these or other risks, which could harm our business and results of operations.
Our ability to establish the authenticity of items listed and sold through our online marketplace is essential to maintaining our business, brand, and reputation. Failure to do so may adversely affect customer trust and pose risks to our operations and standing in the market.
We have built a trusted online marketplace with a reputation for authentic luxury design items as a result of our evaluations by in-house experts to vet the quality of sellers’ inventory. Our success depends on our ability to accurately and cost-effectively determine whether an item offered for listing, such as a piece of jewelry or work of art, is an authentic product. We seek to reassure buyers that the items they are purchasing meet our marketplace standards. Our sellers undergo a comprehensive evaluation by our vetting specialists to ensure the quality of their inventory. Our vetting specialists come from many of the leading auction and retail houses, brands, and industry recognized art and design businesses. We also seek to proactively resolve issues through communication and follow-up. Factors that could undermine our ability to maintain trust in our online marketplace include:
•complaints or negative publicity about us or our online marketplace or platform, even if factually incorrect or based on isolated incidents;
•changes to our policies to which our seller and buyer network react negatively or that are not clearly articulated;
•our failure to enforce our policies fairly and transparently; and
•our failure to respond to feedback from our seller and buyer network.
From time to time, counterfeit goods have been and may be listed on our online marketplace. While we have invested heavily in our vetting of sellers’ listings as described above, we cannot accurately authenticate every item that is listed with us. As the sophistication of counterfeiters increases, it may be increasingly difficult to identify counterfeit products. In many cases, we refund the cost of a product to a buyer if we determine that the item is not authentic. The sale of any counterfeit goods may damage our reputation as a trusted online marketplace for authenticated, luxury design items, which may impact our ability to attract and maintain repeat buyers and sellers. Additionally, we may be subject to allegations that an antique, vintage, or other luxury design item we listed and sold through our online marketplace is not authentic. Such controversy could negatively impact our reputation and brand and harm our business and results of operations. If we are unable to maintain the quality and authenticity of the items listed on our online marketplace, our ability to retain and attract buyers and sellers could be impaired and our reputation, brand, and business could suffer.
Items listed on our online marketplace may be subject to claims of being counterfeit, infringing, hazardous, illegal, or otherwise subject to regulations or cultural patrimony considerations. Addressing such claims can result in operational, legal, and reputational challenges.
Although we do not create or take possession of the items listed on our online marketplace, we have from time to time received, and may in the future receive, communications alleging that items listed on our online marketplace infringe third-party copyrights, trademarks, patents, or other intellectual property rights, that items we list from our sellers contain materials such as fur, python, ivory, and other exotic animal product components, that are subject to regulation or cultural patrimony considerations, or that may be deemed hazardous or illegal, or that items listed on our online marketplace originate from a sanctioned jurisdiction. We have complaint and take-down procedures in place to address these communications and listings, and we believe such procedures are important to promote confidence in our online marketplace. We follow these procedures to review complaints and relevant facts to determine the appropriate action to take, which may include removal of the item from our online marketplace and, in certain cases, removing the sellers who repeatedly violate our policies.
Our procedures may not effectively reduce or eliminate our liability. In particular, we may be subject to civil or criminal liability for activities carried out by sellers on our online marketplace, especially outside the United States where we may be less protected under local laws than we are in the United States. Under current U.S. copyright law and the Communications Decency Act, we may benefit from statutory safe harbor provisions that protect us from liability for content posted by our buyers and sellers. However, trademark and patent laws do not include similar statutory provisions and liability for these forms of intellectual property is often determined by court decisions. These safe harbors and court rulings may change unfavorably. In that event, we may be held secondarily liable for the intellectual property infringement of sellers.

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
Despite our vetting process and contractual requirements prohibiting the listing of stolen or otherwise illegal products, from time to time, the listing of stolen goods on our online marketplace may occur. Government regulators and law enforcement officials may allege that our services violate, or aid and abet violations of certain laws, including laws restricting or prohibiting the transferability and, by extension, the resale, of stolen goods. We may be required to spend substantial resources to take additional protective measures which could negatively impact our operations. Any costs incurred as a result of potential liability relating to the alleged or actual sale of stolen goods could harm our business. In addition, negative publicity relating to the actual or perceived listing or sale of stolen goods using our services could damage our reputation and discourage our buyers and sellers from using our services. We could face liability for such unlawful activities. Despite measures taken by us to detect stolen goods, to cooperate fully with law enforcement, and to respond to inquiries regarding potentially stolen goods, any resulting claims or liabilities could harm our business.
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
We and our sellers work with a number of third-party services to deliver their items to buyers, including DHL, FedEx, UPS, and the United States Postal Service. Anything that prevents timely delivery of goods to buyers could harm sellers and could negatively affect our reputation. Delays or interruptions may be caused by events that are beyond the control of the delivery services, such as inclement weather, natural disasters, transportation disruptions, delays in customs inspections, duties, taxes, and tariffs, terrorism, war, geopolitical tension, public health crises, or labor unrest. For example, a third-party strike may result in increased shipping costs and buyer accommodations and may cause orders to be lost or delivered late, which could result in canceled customer orders, reduced GMV and net revenue, and negatively impact net loss. It is possible that a potential third-party strike could also result in increased shipping costs and buyer accommodations. These potential impacts may have a material adverse effect on our business, financial condition, including on our financial statements of operations and cash flow, operating results, and liquidity. The delivery services could also be affected by industry consolidation, insolvency, or government shutdowns. Although we have agreements with certain delivery services that enable us to provide pre-paid shipping labels as a convenience to sellers, our agreements do not require these providers to offer delivery services to sellers. Further, our competitors could obtain preferential rates or shipping services, causing sellers to pay higher shipping costs or find alternative delivery services. If the items sold through our online marketplace are not delivered in proper condition, on a timely basis or at shipping rates that buyers are willing to pay, our reputation and our business could be adversely affected.
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
•engaging and enhancing our relationships with existing buyers and sellers and attracting new buyers and sellers;
•maintaining favorable brand recognition and effectively delivering our online marketplace to buyers and sellers;
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
Failure to adequately meet these demands may cause us to lose potential buyers and sellers which could harm our business.
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
We maintain an allowance for transaction losses, which consists primarily of losses resulting from our purchase protection program, including damages to products caused by shipping and transit, items that were not received or not as represented by the seller, and reimbursements to buyers at our discretion if they are dissatisfied with their experience. The provision for transaction losses also includes bad debt expense associated with our accounts receivable balance. Transaction loss expense associated with our purchase protection program accounted for approximately 72%, 70%, and 87%, of the provision for transaction losses in the years ended December 31, 2025, 2024, and 2023, respectively, with discretionary buyer reimbursements, which are part of the purchase protection program, constituting a small portion thereof. However, our historical experience may not be indicative of future trends and transaction loss expense associated with our purchase protection program, including buyer reimbursements, or bad debt expense may increase or fluctuate from period to period. Further, our provision for transaction losses may fluctuate depending on many factors, including changes to our purchase protection programs and the impact of regulatory changes, and we may see the provision for transaction losses increase proportionally with our on-platform GMV and net revenue. If our allowance for transaction losses is insufficient, it could adversely affect our results of operations.
Our business and results of operations are sensitive to changes in or uncertainty about economic conditions in the U.S. and international markets that impact consumer spending, including consumer discretionary spending.
Our business and results of operations are sensitive to changes in or uncertainty about industry and global economic conditions and their impact on consumer discretionary spending, particularly in the market for luxury design items. An economic downturn or recession, or slowing or stalled recovery therefrom in the United States or in other markets where we operate, may have a material adverse effect on our business, financial condition, or results of operations. Our buyers may have less money for discretionary spending and may stop or reduce their purchases of our products or switch to our competitors, reducing demand for the luxury design items available on our online marketplace. This would cause sales through our online marketplace to decline and adversely impact our business. Consumer purchases of luxury design items have generally declined during periods of economic uncertainty, when disposable income is reduced, or when there is a reduction in consumer confidence. Other factors that may negatively influence consumer spending on luxury design items include unemployment levels, inflation, volatile exchange rates that could make items of international origin more expensive than items of domestic origin, higher taxes, duties and tariffs, reduced access to credit, higher consumer debt levels, reductions in net worth, declines in asset values, home foreclosures and reductions in home values, fluctuating interest rates, changes to economic policy, fluctuating fuel and other energy costs, fluctuating commodity prices, government shutdowns, financial distress caused by bank failures, concerns about the stability and liquidity of certain financial institutions, volatility or disruption in the capital markets, a global health pandemic, international trade disputes, or geopolitical instability. Economic conditions may also be affected by global health crises, natural disasters, such as earthquakes, hurricanes, floods, severe storms, and wildfires, and wars, social unrest, political tensions, or other unexpected events, which may include further embargoes, regional instability, and geopolitical shifts that may adversely impact our business and operating results to an extent that cannot be predicted. Such economic uncertainty and decrease in the rate of purchases of luxury design items may slow the rate at which sellers choose to list their items with us, which could result in a decrease of items available through our online marketplace.
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
If we fail to successfully anticipate and respond to changing preferences among our buyers and sellers, our ability to grow our business and our results of operations may suffer.
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
We intend to deepen our penetration in our existing verticals for luxury design items and continue to explore additional verticals to serve existing, and attract new, buyers and sellers. If these additional verticals do not attract new sellers or buyers, our revenue may fall short of expectations, our brand and reputation could suffer, and we may incur expenses that are not offset by revenue. In addition, our business may suffer if we are unable to attract new and repeat sellers that supply the necessary high-end, appropriately priced, and in-demand luxury design items in these additional verticals, and these verticals may also have a different range of margin profiles than the pieces currently sold through our online marketplace. Additionally, as we enter new verticals, potential sellers may demand lower commissions than our current verticals, which would adversely affect our take rate and results of operations. Expansion of our offerings may also strain our management and operational resources, specifically the need to hire and manage additional authentication and market experts. We may also face increased competition from companies that are more focused on these verticals. If any of these were to occur, it could damage our reputation, limit our growth, and harm our results of operations.

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
For buyers, maintaining our brand requires that we foster trust through authentication and responsive and effective customer service, as well as ensuring that we have vetted the quality of our sellers’ inventory. If we fail to provide sellers or buyers with the service and experience they expect, or if we receive seller or buyer complaints or negative publicity about our online marketplace services, merchandise, delivery times or customer support, whether justified or not, the value of our brand would be harmed and our business may suffer.
If our marketing efforts are not effective, our ability to grow our business and maintain or expand our market share could suffer.
Maintaining and promoting awareness of our online marketplace is important to our ability to retain existing, and to attract new, buyers and sellers. To help facilitate our future growth and profitability, we are investing in our advertising, promotion, public relations, and marketing programs. These brand promotion activities may not yield increased revenue and the efficacy of these activities will depend on a number of factors, including our ability to do the following:
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
We rely in part on digital advertising, including search engine marketing, to promote awareness of our online marketplace, grow our business, attract new, and increase engagement with existing, buyers and sellers. In particular, we rely on search engines, such as Google, and the major mobile app stores as important marketing channels. Search engine companies change their search algorithms periodically, including with the introduction of generative engine search functionality, and our ranking in searches or discoverability via generative search results may be adversely impacted by those changes. Search engine companies or app stores may also determine that we are not in compliance with their guidelines and penalize us as a result. If search engines change their algorithms, terms of service, display, or the featuring of search results, determine we are out of compliance with their terms of service or if competition increases for advertisements, we may be unable to cost-effectively add buyers and sellers to our website and apps. Our relationships with our marketing vendors are not long-term in nature and do not require any specific performance commitments. In addition, many of our online advertising vendors provide advertising services to other companies, including companies with whom we may compete. As competition for online advertising has increased, the cost for some of these services has also increased. Our marketing initiatives may become increasingly expensive and generating a return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, such increase may not offset the additional marketing expenses we incur.
If the mobile solutions available to buyers and sellers are not effective, the use of our platform could decline.
Visits and purchases made on mobile devices by consumers, including buyers, have increased significantly in recent years and now comprise a majority of visitors to our online marketplace. The smaller screen size and reduced functionality associated with some mobile devices may make the use of our platform more difficult or less appealing to buyers and sellers. Visits to our online marketplace on mobile devices may not convert into purchases as often as visits made through personal computers, which could result in less revenue for us. Sellers are also increasingly using mobile devices to operate their businesses on our platform. If we are not able to deliver a rewarding experience on mobile devices, sellers’ ability to manage and grow their businesses may be harmed and, consequently, our business may suffer. Further, although we strive to provide engaging mobile experiences for buyers and sellers who visit our mobile website using a browser on their mobile device, we depend on buyers and sellers downloading our mobile apps to provide them the optimal mobile experience.
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
We seek to continue to drive efficiencies in our business operations. As we continue to add capacity, capabilities, and automation, our operations will become increasingly complex and challenging. While we expect these technologies to improve productivity in many aspects of our operations, including order processing, pricing, copywriting, authentication, photography and photo retouching, any flaws or failures of such technologies could interrupt and delay our operations, which in turn may harm our business. Our investment in technology to support these efforts may not be effective in driving productivity, maintaining, or improving the experience for buyers and sellers, or providing a meaningful return on investment. Our efforts to improve our technology are increasingly reliant on artificial intelligence, machine learning systems, and large language models, which are complex, subject to increasing litigation and regulatory scrutiny, and may have errors or inadequacies that are not easily detectable. In some instances, we may make use of third-party artificial intelligence models, including foundational models, that have been pre-trained on data which may be insufficient, erroneous, stale, contain biased information, or infringe intellectual property or other rights. These models may inadvertently reduce our efficiency, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or applicable legal requirements, including the E.U. Artificial Intelligence Act and similar U.S. state and international regulations, or otherwise are inconsistent with our brands, guiding principles, and mission. We also rely on technology from third parties. If these technologies do not perform in accordance with our expectations, third parties change the terms and conditions that govern their relationships with us, or if competition increases for the technology and services provided by third parties, our business may be harmed. In addition, if we are unable to add automation to our operations, we may be unable to reduce the costs of processing listings and orders, which could cause delays in buyers receiving their purchases. Any of these outcomes could harm our reputation and our relationships with our buyers and sellers.
If we fail to manage our growth effectively, or if we are unable to execute our business plan and grow our business, our results of operations, and financial condition could be materially and adversely harmed.
We have experienced rapid growth in our business in the past, such as in the number of sellers and the number of countries in which we have buyers and sellers, and we intend to continue to focus on growth, both in the United States and abroad. The growth of our business, if any, places significant demands on our management team and pressure to expand our operational and financial infrastructure. As we continue to grow, our operating expenses will increase. If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed. In addition, we have in the past experienced, and may in the future experience, slower growth rates. Although we continue to focus on growth and are evaluating various approaches and alternatives to execute on our business strategies, the outcome of such evaluation or impact of any subsequent actions, if any, is uncertain. Failure to sustain or increase the growth of our business or to execute our business strategies would likely materially and adversely impact our business, financial condition, and results of operations.
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
Our cost-reduction initiatives related to achieving cash flow positive operations are subject to many risks and uncertainties and may have an adverse impact on our performance. For example, during the year ended December 31, 2023, we identified that we had excess vacancy in our office spaces and entered into a sublease agreement with a third party for approximately 78% of the rentable office space, which expanded to 100% of the rentable office space in January 2024. The sublease expires on the expiration date of our lease. This cost-reduction initiative could materially and adversely affect our business, cash flows, results of operations, profitability, and financial condition, due to factors beyond our control, including if our subtenant fails to make lease payments or otherwise defaults on their obligation to us as we could incur such payment obligations to our landlord and we may not be successful in realizing our anticipated savings and efficiencies. Additionally, we have completed several workforce reductions and reorganizations designed to reduce our operating costs and realign our investment priorities. We may not effectively execute on, or achieve the stated goals of, any future workforce reductions. For example, reductions in workforce and reorganizations may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, and decreased employee morale. In addition, while certain positions may be eliminated, other functions necessary to our operations remain. We may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees and may need to incur additional and unanticipated costs to rehire or hire new personnel to perform such duties or may need to conduct additional reductions in workforce as we further redistribute such duties. If we are unable to realize the anticipated benefits, or experience significant adverse consequences, from any of our cost-reduction initiatives, our business, financial condition, and results of operations may be materially adversely affected.
Further expansion into markets outside of the United States is important to the growth of our business but will subject us to risks associated with operations abroad.
Expanding our community into markets outside of the United States is an important part of our strategy. Although we have a significant number of buyers and sellers outside of the United States, we have limited experience in developing local markets outside the United States. Also, visits to our online marketplace from buyers outside the United States may not convert into sales as often as visits from within the United States, including due to volatility in currency exchange rates. Our success in markets outside the United States will be linked to our ability to attract local buyers and sellers to our online marketplace and to localize our online marketplace in additional languages. If we are not able to do so, our growth prospects could be harmed.
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

We have made substantial investments to expand to markets outside of the United States and continued expansion in markets outside of the United States may require significant additional financial investment. These investments include marketing to attract and retain new buyers and sellers, developing localized services and web platforms, forming relationships with third-party service providers, supporting operations in multiple countries, and potentially acquiring companies based outside the United States and integrating those companies with our operations. These expansion efforts may not be successful and as a result, our business, results of operations, financial condition, and brand could suffer.
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
To access our online marketplace, our buyers and sellers rely on access to the Internet or mobile networks. We also depend on widely adopted third-party platforms to reach our customers, such as popular mobile, social, search, and advertising offerings. Internet service providers may choose to disrupt or degrade access to our online marketplace or increase the cost of such access. Similarly, to download our mobile applications, application store providers must allow our applications to be listed. Internet service providers or application store providers could also attempt to charge us for providing access to our online marketplace.
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
Any significant disruption in service provided by, or termination of our relationship with, third parties that host our website, mobile app, or process payments made by buyers to sellers on our online marketplace could damage our reputation and result in loss of buyers and sellers, which in turn would harm our business and results of operations.
Our brand and ability to attract and retain buyers and sellers depends, in part, on the reliable performance of our cloud-hosted servers, network infrastructure and content delivery process. If the services provided by third parties are disrupted or if we are unable to maintain and scale the technology underlying our platform, our operations and business could suffer. The volume of traffic and activity on our online marketplace spikes on certain days and during certain periods of the year, such as during the fourth quarter due to the seasonality of our business, and any interruption would be particularly problematic if it were to occur at such a high-volume time.
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
We have experienced, and expect that in the future we will experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, capacity constraints, and lack of network connectivity in one or more regions, which affect the availability of services on our platform and prevent or inhibit the ability of buyers and sellers to access our online marketplace or complete purchases on our online marketplace and app. Third-party providers host much of our technology infrastructure. Any disruption in their services, or any failure of our providers to handle the demands of our online marketplace could significantly harm our business and damage our reputation. Third-party providers also have systems that are constantly evolving, it is difficult to predict the challenges that we may encounter in developing our platform for use in conjunction with such third-party systems, and we may not be able to modify our integrations to assure its compatibility with the systems of other third parties following any of their changes to their systems. Further, if we experience failures in our technology infrastructure or do not expand our technology infrastructure successfully, then our ability to attract and retain buyers and sellers and our growth prospects and our business would suffer. We do not have control over the operations of the facilities of these third-party providers that we use. These facilities may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct.
Our payments system depends on third-party providers and is subject to evolving laws and regulations.
We rely on third-party payment processors to process payments made by buyers or to sellers on our online marketplace.
We have engaged third-party service providers to perform underlying card processing, currency exchange, identity verification, and fraud analysis services. If these service providers do not perform adequately or if they terminate their relationships with us or refuse to renew their agreements with us on commercially reasonable terms, we will need to find an alternate payment processor and may not be able to secure similar terms or replace such payment processors in an acceptable timeframe. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments, make payments to sellers or conduct other payment transactions, any of which could make our platform less convenient and attractive and harm our ability to attract and retain buyers and sellers. In addition, sellers’ ability to accept orders could be negatively impacted and our business would be harmed. In addition, if these providers increase the fees they charge us, our operating expenses could increase. Alternatively, if we respond by increasing the fees we charge to sellers, some sellers may stop listing new items for sale.
The laws and regulations related to payments are complex and vary across different jurisdictions in the United States and globally. In addition, third-party payment processors maintain and enforce their own rules and regulations which we are required to adhere to. As a result, we are required to spend significant time and effort to comply with those laws, rules and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, or could force us to stop offering certain third-party payment services. As we expand the availability of new payment methods to our buyers and sellers in the future, we may become subject to additional regulations and compliance requirements.
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
While we seek to minimize our exposure to third-party losses of our cash, cash equivalents and short-term investments, our cash held in non-interest bearing and interest-bearing accounts that may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance, or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. If failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash, cash equivalents and short-term investments would adversely affect our business.
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
Standard Contractual Clauses (“SCCs”), adopted by the European Commission in 2021, were limited to transfers where the data importer is not subject to the GDPR. This left organizations without a clear legal framework for transfers between entities both subject to the GDPR, creating legal uncertainty and operational challenges. Following a public consultation period that concluded in late 2024, The European Commission finalized a new set of SCCs in late 2025, specifically for transfers where the data importer is not subject to the GDPR. Organizations are currently in the transition phase of integrating these new clauses into their data processing agreements to eliminate previous legal uncertainties. However, despite these new templates, the landscape remains complex due to evolving court interpretations and the specific enforcement priorities of national Data Protection Authorities across EU member states.
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

If sensitive information about our buyers and sellers or other third parties with whom we transact business is disclosed, or if we or our third-party providers are subject to cyber-attacks, use of our online marketplace could be curtailed, we may be exposed to liability, and our reputation would suffer.
Although we do not directly collect, transmit, and store personal financial information such as credit cards and other payment information, we utilize third-party payment processors who provide these services on our behalf. We also collect and store certain personally identifiable information provided by our buyers and sellers and other third parties with whom we transact business, such as names, email addresses, and the details of transactions. The collection, transmission, and storage of such information is subject to stringent legal and regulatory obligations. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to seller and buyer data. In an effort to protect sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography, or other developments may result in our failure or inability to adequately protect sensitive information. In addition, there may be scamming or phishing attempts, such as impersonating our personnel, in an effort to obtain personal information from our buyers and sellers or otherwise make inappropriate use of our online marketplace, which could expose us to liability, reduce seller and buyer satisfaction or confidence with our online marketplace, or damage our reputation.
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
Any failure or perceived failure by us to comply with our privacy policies, our privacy or data protection obligations to buyers and sellers or other third parties, or our privacy or data protection legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause buyers and sellers to lose trust in us, which could have an adverse effect on our business. In addition to costs associated with investigating and fully disclosing a data breach, we could be subject to substantial costs to remedy the data breach, substantial monetary fines, or private claims by affected parties, and our reputation would likely be harmed.
We have experienced cybersecurity incidents in the past and may experience them in the future. Further, if we or our third-party service providers experience security breaches that result in online marketplace performance or availability problems or the loss or unauthorized disclosure of personal and other sensitive information, people may become unwilling to provide us the information necessary to set up seller and buyer accounts, and we could be subject to third-party lawsuits, regulatory fines, or other action or liability. Existing buyers and sellers may also stop listing new items for sale or decrease their purchases or close their accounts altogether. Further, any reputational damage resulting from breach of our security measures could create distrust of our company by buyers and sellers.
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
We expect to incur ongoing costs associated with the detection and prevention of security breaches and other security-related incidents. We may incur additional costs in the event of a security breach or other security-related incident. Any actual or perceived compromise of our systems or data security measures or those of third parties with whom we do business, or any failure to prevent or mitigate the loss of personal or other confidential information and delays in detecting or providing notice of any such compromise or loss could disrupt our operations, harm the perception of our security measures, damage our reputation, cause some buyers and sellers to decrease or stop their use of our online marketplace, and could subject us to litigation, government action, increased transaction fees, regulatory fines or penalties, or other additional costs and liabilities that could harm our business, financial condition, and results of operations.
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
We use social media, emails, phone calls, text messages, and push notifications as part of our omni-channel approach to marketing and communications with buyers and sellers.
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
In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, consumers, or others. Information concerning us or our buyers and sellers, whether accurate or not, may be posted on social media platforms at any time and may have an adverse impact on our brand, reputation, or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our reputation, business, results of operations, financial condition, and prospects.
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
Risks related to rapid climate change may have an increasingly adverse impact on our business, our sellers’ businesses, and our buyers. Any of our primary locations and the locations of our buyers and sellers may be vulnerable to the adverse effects of climate change. For example, our New York headquarters has experienced, and is projected to continue to experience, climate-related events at an increasing frequency, including floods, severe storms, and heat waves. Furthermore, it is more difficult to mitigate the impact of these events on our employees in light of our flexible work model, which has allowed for a remote and dispersed work environment. Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business and the transactions consummated between our buyers and sellers, which could have a material adverse effect on our financial condition and results of operations.

Risks Related to Legal, Regulatory Matters and Litigation
Our business is subject to a large number of U.S. and non-U.S. laws, many of which are evolving.
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws and taxation, and newer laws and regulations focused on the Internet, artificial intelligence, online commerce, and the resale market, such as payment systems, personal privacy, anti-spam, data security, electronic contracts, unfair and deceptive trade practices, and consumer protection. These laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort. Additionally, it is not always clear how existing laws apply to the Internet as many of these laws do not address the unique issues raised by the Internet or online commerce.
For example, laws relating to online privacy are evolving differently in different jurisdictions. Federal, state, and non-U.S. governmental authorities, as well as courts interpreting the laws, continue to evaluate the privacy implications of the use of third-party “cookies,” “web beacons,” and other methods of online tracking and artificial intelligence. The United States, the European Union, and other governments have enacted or are considering legislation that could significantly restrict the ability of companies and individuals to collect and store user information, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools. In some cases, non-U.S. privacy, data protection, consumer protection and other laws and regulations are more restrictive than those in the United States. For example, the European Union traditionally has imposed stricter obligations under such laws than the United States. Consequently, the expansion of our operations internationally may require changes to the ways we collect and use consumer information. In addition, our increasing reliance on artificial intelligence, including the ingestion of user data into artificial intelligence systems, is subject to evolving privacy regulations, such as the EU Artificial Intelligence Act or the California Consumer Privacy Act, which grant users rights regarding automated decision-making. As the legal and regulatory landscape for artificial intelligence continues to shift rapidly, we may be required to devote substantial resources to modify our artificial intelligence systems or discontinue certain features, which could negatively impact our operational efficiency and our ability to compete with other marketplaces.
Existing and future laws and regulations enacted by federal, state, or non-U.S. governments could impede the growth or use of the Internet or online commerce. It is also possible that governments of one or more countries may seek to censor content available on our online marketplace or may even attempt to block access to our online marketplace. If we are restricted from operating in one or more countries, our ability to attract or retain buyers and sellers may be adversely affected and we may not be able to grow our business as we anticipate.
Some providers of consumer devices and web browsers have implemented, or have announced plans to implement, ways to block tracking technologies which, if widely adopted, could also result in online tracking methods becoming significantly less effective. Any reduction in our ability to make effective use of such technologies could harm our ability to personalize the experience of buyers, increase our costs and limit our ability to attract new, and retain existing, buyers and sellers on cost-effective terms. As a result, our business could be adversely affected.
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
The sale of certain items through our online marketplace is subject to regulation, including by regulatory bodies such as the U.S. Consumer Product Safety Commission, the Federal Trade Commission, the U.S. Fish and Wildlife Service and other international, federal, state, and local governments and regulatory authorities. These laws and regulations are complex, vary from state to state and change often. We monitor these laws and regulations and adjust our business practices as warranted to comply. We list luxury design items from numerous sellers located throughout the United States and from over 70 countries, and the items listed by our sellers may contain materials such as fur, python, ivory, and other exotic animal product components, that are subject to regulation or cultural patrimony considerations. Our standard seller terms and conditions require sellers to comply with applicable laws when listing their items. Failure of our sellers to comply with applicable laws, regulations and contractual requirements could lead to litigation or other claims against us, resulting in increased legal expenses and costs. Moreover, failure by us to effectively monitor the application of these laws and regulations to our business, and to comply with such laws and regulations, may negatively affect our brand and subject us to penalties and fines.
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
Our business activities are subject to various restrictions under U.S. export and similar laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions administered by the U.S. Office of Foreign Assets Control (“OFAC”). The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the provision of certain goods and services to U.S. embargoed or sanctioned countries and regions, governments, persons, and entities. We may also be subject to new or changing import and export laws and regulations in connection with the change in administration or otherwise, or actions by foreign governments in response to the same. In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide buyers and sellers access to our online marketplace or could limit our sellers’ and buyers’ ability to access or use our services in those countries.
Our online marketplace could be utilized in violation of such laws, despite the precautions we take to prevent such violations. In the past, we may have facilitated transactions involving products or sellers that are the subject of U.S. sanctions or located in countries or regions subject to U.S. sanctions in apparent violation of U.S. economic sanction laws, and we have corresponded with OFAC regarding potential violations. If we fail to comply with these laws and regulations or are found to be in violation of U.S. sanctions or export control laws, including by facilitating unlawful transactions, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We may also be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise. Actions to remediate past potential violations may include internal reviews, voluntary self-disclosures, or other measures.
In addition, various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit the sale of items through our online marketplace or could limit our sellers’ and buyers’ ability to access our online marketplace in those countries. Changes in our online marketplace, or future changes in export and import regulations, may prevent our international buyers and sellers from utilizing our online marketplace or, in some cases, prevent the export or import of our sellers’ items to certain countries, governments, or persons. Any change in export or import regulations, economic sanctions, or related legislation or changes in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our online marketplace by, or in our decreased ability to facilitate transactions through our online marketplace among, existing or potential buyers and sellers internationally. Any decreased use of our online marketplace or limitation on our sellers’ ability to export or sell items would adversely affect our business, results of operations, and financial results.
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
GDPR, CPRA, CCPA, and similar laws in other jurisdictions, and future changes to or interpretations of any of these laws, may continue to change the data protection landscape globally, may be potentially inconsistent or incompatible, and could result in potentially significant operational costs for internal compliance and risk to our business. Some of these requirements introduce friction into the buying and selling experience on our platforms and may impact the scope and effectiveness of our marketing efforts, which could negatively impact our business and future outlook. Complying with these laws and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities. See “Risk Factors—Risks Related to Data Privacy and Cybersecurity, and Infrastructure—Our use and other processing of personal information and other data is subject to laws and obligations relating to privacy and data protection, and our failure to comply with such laws and obligations could harm our business.” We may not be entirely successful in our compliance efforts due to various factors either within our control (such as limited internal resource allocation) or outside our control (such as a lack of seller and vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain requirements).
We also publish privacy policies and other documentation regarding our collection, processing, use, and disclosure of personal data. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance, such as if our employees, sellers, or vendors fail to comply with our published policies and documentation. We are or may also be subject to the terms of our own and third-party external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks and contractual obligations to third parties related to privacy, information security, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with data protection laws, or other obligations.
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
We are subject to increasingly stringent and evolving regulations governing online marketplaces in the United States and European Union. Failure to comply with laws such as the INFORM Consumers Act and the EU Digital Services Act could result in significant fines and operational disruptions.
Our business model relies on our ability to host third-party sellers and facilitate global transactions. Governments in our primary markets have enacted complex new regulations that place greater responsibility on marketplaces for the conduct of their sellers and the safety of listed products. Under the U.S. INFORM Consumers Act, increased FTC enforcement necessitates rigorous verification of high-volume sellers to avoid significant civil penalties and potential seller suspensions that would reduce GMV. In addition, the EU Digital Services Act imposes strict "Know Your Business Customer" and content moderation requirements, carrying potential fines of up to 6% of global annual turnover. Ultimately, these regulations may not only increase operating costs and trigger legal liabilities but also encourage platform disintermediation by mandating the disclosure of seller contact information, directly threatening our commission-based revenue model. This would result in a loss of commissions and could materially adversely affect our financial results.

Risks Related to Intellectual Property
If we cannot successfully protect our intellectual property, our business could suffer.
We rely on a combination of intellectual property rights, contractual protections, and other practices to protect our brand, proprietary information, technologies, and processes. We primarily rely on copyright and trade secret laws to protect our proprietary technologies, and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademark “1stDibs” and our logos and taglines. Our trademarks are valuable assets that support our brand and consumers’ perception of our services and sellers’ listings. We also hold the rights to the “1stDibs.com” Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation could suffer, we could incur significant expense establishing new brands and our results of operations could be adversely impacted. Although we do not currently have any issued patents, we may pursue patent protection for aspects of our technology in the future. We cannot predict whether any pending patent application will result in an issued patent that will effectively protect our intellectual property. Even if a patent issues, the patent may be circumvented or its validity may be challenged. In addition, we cannot provide assurance that every significant feature of technology and services will be protected by any patent or patent application. Further, to the extent we pursue patent protection for our innovations, patents applications may not result in issued patents, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain.
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
If the protection of our intellectual property and proprietary rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to existing or potential buyers and sellers may become confused in the marketplace, and our ability to attract buyers and sellers may be adversely affected.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We are taking advantage of certain exemptions under the JOBS Act from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these exemptions for up to five years or until we are no longer an “emerging growth company,” whichever is earlier. We currently expect to cease to be an emerging growth company as of December 31, 2026, the last day of the fiscal year following the fifth anniversary of our IPO. Accordingly, we may become subject to additional disclosure and reporting requirements and related increased compliance costs.

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
Section 404 requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting. Since our second annual report following our IPO, we have been required to provide a management report on internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company,” as defined in the JOBS Act or a “smaller reporting company” as set forth under the Exchange Act.
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
Risks Related to Tax and Accounting Matters
We could be required to pay or collect sales or income taxes in jurisdictions in which we do not currently do so, with respect to past or future sales. This could adversely affect our business and results of operations.
An increasing number of states have considered or adopted laws that impose tax collection obligations on out-of-state sellers of goods. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al (“Wayfair”), that online sellers can be required to collect sales tax despite not having a physical presence in the state of the customer. In response to Wayfair, or otherwise, state or local governments and taxing authorities have adopted, or have begun to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. While we believe that we collect and remit sales taxes in every state that requires sales taxes to be collected, including states where we do not have a physical presence, the adoption of new laws by, or a successful assertion by the taxing authorities of, one or more state or local governments requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in tax liabilities, as well as penalties and interest. The imposition by state governments and taxing authorities of sales tax collection obligations on out-of-state e-commerce businesses could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could harm our business and results of operations. In addition, an almost fully remote work environment can result in an increased number of states in which we have employees, which may result in state income tax obligations that we did not previously have.
Our business and our sellers may be subject to sales tax, value-added tax (“VAT”), provincial taxes, goods and services tax, and other taxes.
The application of indirect taxes, such as sales and use tax, VAT, provincial taxes, goods and services tax, business tax and gross receipt tax, to businesses like ours and to our buyers and sellers is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and could change. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes apply to our business or to sellers’ businesses. One or more states, the federal government, or other countries may seek to impose additional reporting, record-keeping, or indirect tax collection obligations on businesses like ours that facilitate online commerce. In addition, under EU VAT obligations for business to consumer e-commerce sellers and marketplaces, certain marketplaces are the deemed supplier when they facilitate certain cross-border business to consumer transactions of their third-party sellers. As a result, marketplaces may be liable to collect, report, and remit the VAT due from the consumer. The United Kingdom has similar VAT marketplace rules, and, in certain situations, may make facilitating marketplaces liable for the VAT collections for their overseas sellers. We continually monitor changes, such as these, which could materially affect our business operations. New taxes, both domestically and internationally, could also require us or sellers to incur substantial costs to capture data and collect and remit taxes. Such obligations add additional costs associated with tax collection, remittance, and audit requirements, which could make selling through our online marketplace less attractive and more costly for sellers, which could harm our business
Application of existing tax laws, rules or regulations are subject to interpretation by taxing authorities.
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
In the ordinary course of our business, there are numerous transactions and calculations for which the ultimate tax determination is uncertain. Although we believe that our tax positions and related provisions reflected in the financial statements are fully supportable, we recognize that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretation of tax laws, developments in case law, and closing of statute of limitations. To the extent that the ultimate results differ from our original or adjusted estimates, our actual tax liability and/or effective tax rate could be adversely affected.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. OBBBA includes significant corporate tax changes, including a restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts. OBBBA also includes changes to certain U.S. international provisions beginning in 2026. We do not expect the legislation to have a material impact on our provision for income taxes. We will continue to assess and monitor OBBBA’s potential impact on our consolidated financial statements.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred substantial net operating losses (“NOLs”), during our history. Unused NOLs may carry forward to offset future taxable income if we achieve profitability in the future, unless such NOLs expire under applicable tax laws. However, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs and other pre-change tax attributes to offset its post-change taxable income or other taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the company. We completed formal studies through December 31, 2024 to determine if any ownership changes within the meaning of Sections 382 and 383 of the Code have occurred. As a result of the studies, we determined that although we experienced an ownership change on July 28, 2015, the limitation from the ownership change will not result in any of the NOLs or tax credits expiring unutilized. No additional ownership changes have occurred through the date of the most recent study. In the event that we experience an ownership change within the meaning of Sections 382 and 383 of the Code as a result of the study or any future transactions in our stock, then we may be limited in our ability to use our NOL carryforwards to offset our future taxable income, if any.

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
•events or factors resulting from war or other outbreak of hostilities, geopolitical tensions, acts of terrorism, global health crises, responses to these events, or the perception that any such factors or events may occur;
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
•global economic conditions or economic conditions in the jurisdictions in which we operate, and market conditions in our industry and those affecting our buyers and sellers;
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
The nature of our business exposes us to cybersecurity threats and attacks that can lead to the unauthorized acquisition or access, compromise, loss, misuse or theft of our data, including personal information, confidential information or intellectual property. As of the date of this Annual Report on Form 10-K, we are not aware of any material incidents or risks from cybersecurity threats that have materially affected us, including our business strategy, results of operations, or financial condition. For a discussion of how material risks from cybersecurity threats could materially affect us, see “Risk Factors—Risks Related to Privacy, Cybersecurity, and Infrastructure—If sensitive information about our buyers and sellers or other third parties with whom we transact business is disclosed, or if we or our third-party providers are subject to cyber-attacks, use of our online marketplace could be curtailed, we may be exposed to liability, and our reputation would suffer.”
Governance
Our Board of Directors is ultimately responsible for the Company's risk oversight, including cybersecurity and privacy risks. Our Board of Directors has delegated responsibility for oversight of cybersecurity risks to the Audit Committee. The Audit Committee comprises board members with diverse expertise, including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively. Our Audit Committee is charged with reviewing and discussing our policies with respect to risk assessment and risk management, which includes overseeing our major financial, privacy, security, cybersecurity, and technology risk exposures and the steps our management has taken to monitor and control these exposures. At the management level, our Chief Technology Officer and the system operations team are primarily responsible for identifying, assessing, monitoring, and managing cybersecurity. Our team also has partnered and may in the future partner with a firm with cybersecurity specialists, implementing best practices and building a cybersecurity framework around identifying, protecting, detecting, responding, and recovering from cybersecurity threats. The Audit Committee receives reports from senior management, including our periodic committee meetings, which include, on a rotating basis, in-depth presentations on specific areas of risk and regular enterprise risk management updates.
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

Item 2.    Properties
Our corporate headquarters are located in New York, New York. Effective January 2024, our corporate headquarters have been relocated to 300 Park Avenue South, 10th Floor, New York, New York, where we currently lease approximately 13,000 square feet under a lease agreement that expires in December 2028. We also lease approximately 42,000 square feet in New York, New York, which we are currently subleasing to a third party. See Note 9, “Leases” for further discussion.
We believe that our facilities are suitable to meet our current needs and that, if we require additional space, we will be able to obtain additional facilities.
Item 3.    Legal Proceedings
From time to time, we are involved in legal proceedings and subject to claims arising both inside and outside the ordinary course of business. During the year ended December 31, 2025, the Company received a $1.4 million complaint from a trustee in a third-party bankruptcy proceeding seeking recovery of amounts paid for various purchases made on the Company’s platform after the commencement of the bankruptcy proceedings. This complaint is similar to hundreds of other similar cases commenced in connection with the bankruptcy proceeding, and we intend to defend against the trustee’s claim vigorously. The results of this claim, and other litigation and claims in the ordinary course, cannot be predicted with certainty, and the Company does not believe potential losses are estimable or probable at this time. Even if any particular litigation or claim is not resolved in a manner that is adverse to our interests, such litigation can have a negative impact on us because of defense and settlement costs, diversion of management resources from our business, and other factors.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock has been listed on the Nasdaq Global Market under the symbol “DIBS” since June 10, 2021. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of the close of business on February 20, 2026, there were 72 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In August 2023, the Board of Directors authorized the Company to repurchase up to an aggregate of $20.0 million of its common stock (“2023 Stock Repurchase Program”). In June 2024, the Board of Directors authorized an increase to the Company’s 2023 Stock Repurchase Program to an aggregate repurchase amount of $25.5 million, and subsequently announced the completion of its 2023 Stock Repurchase Program. In August 2024, the Board of Directors authorized the Company to repurchase up to an aggregate of $10.0 million of its common stock (“2024 Stock Repurchase Program”). In November 2025, the Company's Board of Directors authorized the Company to repurchase up to an aggregate of $12.0 million of its common stock (“2025 Stock Repurchase Program”). The Board also terminated the 2024 Stock Repurchase Program it previously authorized in August 2024. As of December 31, 2025, 7,238,060 shares have been purchased for a total cost of $35.0 million and approximately $10.4 million remains available for future purchases under the 2025 Stock Repurchase Program.
The following table presents details of our monthly share repurchases for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands) (c)
October 1, 2025 - October 31, 2025	—	$—	—	$1,999
November 1, 2025 - November 30, 2025	316,546	$4.96	316,546	$10,428
December 1, 2025 - December 31 2025	—	$—	—	$10,428
Total	316,546		316,546
(a) Average price per share includes broker commissions.
(b) On November 4, 2025, the Board of Directors authorized a 2025 Stock Repurchase Program to repurchase an aggregate of $12.0 million of common stock.
(c) Approximately $2.0 million was remaining in the 2024 Stock Repurchase Program in October 2025 before being replaced by the 2025 Stock Repurchase Program, which increased the total allowable repurchases by an additional $10.0 million.
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
Company Overview
We are one of the world’s leading online marketplaces for connecting design lovers with many of the best sellers and makers of vintage, antique, and contemporary furniture, home décor, jewelry, watches, art, and fashion. We believe we are a leading online marketplace for these luxury design items based on the aggregate number of listings on our online marketplace and our Gross Merchandise Value (“GMV”). Our sellers, who undergo an evaluation by our in-house experts to vet the quality of their inventory, in-depth marketing content, and custom-built technology platform create trust in our brand and facilitate high-consideration purchases of luxury design items online. By disrupting the way these items are bought and sold, we are both expanding access to, and growing the market for, luxury design.
As of December 31, 2025, we operate an e-commerce marketplace with approximately 5,700 unique sellers, compared to approximately 5,900 as of December 31, 2024. In 2024, we shifted our seller acquisition strategy and monetization approach to concentrate on fewer, but more highly engaged sellers. As of December 31, 2025, we had 7.8 million users compared to 7.0 million as of December 31, 2024, and approximately 1.9 million listings, compared to 1.8 million as of December 31, 2024. Users represent non-seller visitors who register on our website, including both buyers and prospective buyers, and are identified by a unique email address. Our online marketplace seller stock value, the sum of the listed stock value of all available products listed on our online marketplace, remained consistent year over year and exceeded $10.0 billion as of both December 31, 2025 and 2024. An individual listing’s stock value is calculated as the item’s current price multiplied by its quantity available for sale.
GMV was $363.9 million for the year ended December 31, 2025 compared to $362.3 million for the year ended December 31, 2024. Our net revenue was $89.6 million for the year ended December 31, 2025, compared to $88.3 million for the year ended December 31, 2024, an increase of 2%. In the year ended December 31, 2025, we generated a net loss of $13.7 million and Adjusted EBITDA loss of $2.4 million, compared to a net loss of $18.6 million and Adjusted EBITDA loss of $8.0 million for the year ended December 31, 2024. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net loss to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with GAAP.
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
During the year ended December 31, 2024, we incurred $1.4 million of additional employee severance and benefits costs relating to a further workforce reduction.
During the year ended December 31, 2025, we incurred $0.8 million of employee severance and benefits costs relating to a reorganization intended to improve operational and cost efficiency. The remaining $0.1 million as of December 31, 2025 is anticipated to be paid during the first quarter of 2026. See Note 2, “Summary of Significant Accounting Policies” for further discussion on restructuring charges.
Our Business Model
We generate revenue primarily from fees from our seller marketplace services as well as other services, including advertisements.
Seller Marketplace Services
Seller marketplace services consist of marketplace transactions, subscriptions, and sponsored listings, and accounted for substantially all of our net revenue in the years ended December 31, 2025, 2024, and 2023, respectively.

Marketplace Transaction Fees
Our sellers pay us a commission and processing fees for the successful sale of an item listed on our online marketplace. We have a commission fee structure that is a function of the item’s vertical and price. Our commission fees range from 5% to 50% of GMV and we charge processing fees, which are approximately 3% of the buyer’s total payment, net of expected refunds. Our marketplace transaction fees represent the majority of our net revenue and accounted for 74%, 74%, and 71% of our net revenue in the years ended December 31, 2025, 2024, and 2023, respectively.
Subscription & Sponsored Listings
We offer our sellers various subscription pricing tiers which allows them to choose the plan that best fits their business, with choices of a higher monthly subscription fee and lower commission rates or a lower monthly subscription fee and higher commission rates. Subscription fees accounted for 21%, 22%, and 24% of our net revenue in the years ended December 31, 2025, 2024, and 2023, respectively. Our ability to maintain the level of our annual subscription fee rates depends on our ability to continue to generate sales for our sellers, which in turn depends on our ability to drive GMV growth, as GMV increases the network effect on our online marketplace. We earn sponsored listing revenue when a user clicks on a listing which a seller requested to be promoted. Sellers do not pay a fee for a basic listing on our online marketplace, but can choose to pay for sponsored listings, which provide promotional advantages over the basic listing. Sponsored listings accounted for 4%, 3%, and 4% of our net revenue in the years ended December 31, 2025, 2024, and 2023, respectively.
Other Services
Other services consist of other charges to our sellers including advertising revenues generated from displaying ads on our online marketplace and accounted for 1% of our net revenue for all of the years ended December 31, 2025, 2024, and 2023. Advertising revenue is generated when impression-based ads are displayed on our online marketplace on our sellers’ behalf.
Key Operating and Financial Metrics
We use the following key metrics and non-GAAP measures to evaluate our performance, identify trends affecting our business, and make strategic decisions:
•GMV;
•Number of Orders;
•Active Buyers;
•Adjusted EBITDA (see “Non-GAAP Financial Measures” for a discussion of Adjusted EBITDA and a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), to Adjusted EBITDA); and
•Free cash flow (see “Non-GAAP Financial Measures” for a discussion of free cash flow and a reconciliation of cash from operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow)
For GMV, Number of Orders, and Active Buyers, these metrics are based on internal company data, assumptions, and estimates and are used in managing our business. We believe that these figures are reasonable estimates, and we actively take measures to improve their accuracy, such as eliminating known fictitious or duplicate accounts. There are, however, inherent challenges in gathering accurate data across large online and mobile populations. For example, individuals may have multiple email accounts in violation of our terms of service, which would result in an Active Buyer being counted more than once, thus impacting the accuracy of our number of Active Buyers. In addition, certain metrics, such as the number of Active Buyers, Number of Orders, and GMV are measured based on such numbers as reported in a given month, minus cancellations within that month. As we do not retroactively adjust such numbers for cancellations occurring after the month, the metrics presented do not reflect subsequent order cancellations. We regularly review and may adjust our processes for calculating these metrics to improve their accuracy. These key operating and financial metrics may vary from period to period and should not be viewed as indicative of other metrics.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
GMV	$363,862	$362,274	$362,316
Number of Orders	133,472	139,239	133,072
Active Buyers	60,771	64,306	60,716
Adjusted EBITDA (unaudited)	$(2,448)	$(8,009)	$(13,340)
Free cash flow (unaudited)	$(3,199)	$(4,832)	$(15,350)
Gross Merchandise Value
We define GMV as the total dollar value from items sold by our sellers through 1stDibs in a given month, minus cancellations within that month, and excluding shipping and U.S. sales taxes. GMV includes all sales reported to us by our sellers, whether transacted through the 1stDibs online marketplace or reported as an offline sale. We define “on-platform GMV” as GMV based only on sales placed or reported through the 1stDibs online marketplace, thus on-platform GMV is a subset of GMV. Offline sales consist of sales completed by a small number of sellers outside of our online marketplace and reported to us by these sellers in exchange for increased marketing exposure and/or slightly lower commission rates on both their on-platform and offline sales. We do not intend to add new sellers to this program and have not in the current year. On-platform GMV accounted for $347.1 million or 95%, $346.3 million or 96%, and $346.6 million or 96%, of GMV in the years ended December 31, 2025, 2024 and 2023, respectively. We view GMV as a measure of the total economic activity generated by our online marketplace and as an indicator of the scale, growth, and health of our online marketplace. Our historical performance for GMV may not be indicative of future performance in GMV.
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
Adjusted EBITDA
We define Adjusted EBITDA as net loss excluding depreciation and amortization, stock-based compensation expense, other income, net, provision for income taxes, restructuring expenses, and strategic alternative expenses. Adjusted EBITDA is a key performance measure used by our management and board of directors to assess our operating performance and the operating leverage of our business. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the income and expenses that we exclude from Adjusted EBITDA. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to key financial metrics used by our management in their financial and operational decision-making. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.
Free cash flow
We define free cash flow as net cash from operating activities less purchases of property and equipment. We use free cash flow as a supplemental measure of liquidity and to evaluate our ability to generate cash from operations that can be used for strategic initiatives and working capital requirements. We believe that free cash flow is an important financial measure for use in evaluating our financial performance. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow.

Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us, including those discussed in Part I, Item 1, “Business,” but also pose risks and challenges, including those discussed in the section titled “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.
Growth and Retention of our Active Buyers
Our success depends in part on our ability to grow and retain our Active Buyer base. Our number of Active Buyers was 60,771 as of December 31, 2025 compared to 64,306 as of December 31, 2024. The total Number of Orders placed or reported through the 1stDibs online marketplace was 133,472 for the year ended December 31, 2025, compared to 139,239 for the year ended December 31, 2024. We had no Active Buyers who represented 5% or more of on-platform GMV for the years ended December 31, 2025 or 2024. Active Buyers drive our on-platform GMV and net revenue and contribute to the network effects that allow us to attract new sellers and exclusive inventory.
During the year ended December 31, 2025, we retained 22% of the 2024 on-platform GMV from buyers acquired in 2024; consistent with the year ended December 31, 2024, where we also retained 23% of the 2023 on-platform GMV from buyers acquired in 2023. We define new buyers as those who placed their first order on our online marketplace. We categorize buyers into cohorts based on the date of their first purchase on the 1stDibs platform. GMV attributed to a buyer cohort represents the total dollar value from items purchased by that buyer cohort in a given period, minus cancellations within that period and excluding shipping and U.S. sales taxes. To calculate the percentage of buyers retained, we divide total GMV in a specific period for a given cohort by the GMV of that cohort in the prior period.
We believe these metrics have been negatively impacted, directly and indirectly, by macroeconomic factors, including significant housing market volatility, significant capital market volatility, and global economic and geopolitical developments.
New buyers represented 34%, 38%, and 35% of GMV for the years ended December 31, 2025, 2024 and 2023, respectively while returning buyers represented 66%, 62%, and 65% of GMV for the years ended December 31, 2025, 2024 and 2023, respectively.
Components of Results of Operations
Net Revenue
Our net revenue consists principally of seller marketplace services. Seller marketplace services primarily consist of marketplace transactions, subscriptions, and sponsored listings. Marketplace transaction fees are collected when sellers pay us commissions ranging from 5% to 50% of GMV, and processing fees, which are approximately 3% of the buyer’s total payment, net of expected refunds. If a seller accepts a return or refund for an on-platform purchase, the related commission and, in some cases, processing fees are refunded. Subscriptions provide access to our online marketplace, allowing sellers, who are our customers, to execute successful purchase transactions with buyers. We offer our sellers various subscription pricing tiers which allows them to choose the plan that best fits their business, with choices of a higher monthly subscription fee and lower commission rates or lower monthly subscription fee and higher commission rates. Listing fee revenue is collected when sellers pay us for promoting certain products on their behalf and at their discretion through our online marketplace. Advertisements consist of impression-based ads displayed on our online marketplace on the seller’s behalf.
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
Provision for Transaction Losses
Provision for transaction losses primarily consists of transaction loss expense associated with our purchase protection program, including damages to products caused in shipping and transit, reimbursements to dissatisfied buyers at our discretion, and items that were not received or not as described by the seller. The provision for transaction losses also includes bad debt expense associated with our seller accounts receivable balance.
Results of Operations
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net revenue	$89,620	$88,257	$84,684
Cost of revenue	24,182	24,831	25,111
Gross profit	65,438	63,426	59,573
Operating expenses:
Sales and marketing	31,088	38,084	36,640
Technology development	23,412	21,165	21,644
General and administrative	26,871	27,372	28,587
Provision for transaction losses	3,033	3,020	3,729
Total operating expenses	84,404	89,641	90,600
Loss from operations	(18,966)	(26,215)	(31,027)
Other income, net:
Interest income	3,990	5,942	6,639
Other, net	1,408	1,684	1,703
Total other income, net	5,398	7,626	8,342
Net loss before income taxes	(13,568)	(18,589)	(22,685)
Provision for income taxes	(98)	(44)	(14)
Net loss	$(13,666)	$(18,633)	$(22,699)

The following table summarizes our results of operations as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Net revenue	100%	100%	100%
Cost of revenue	27	28	30
Gross profit	73	72	70
Operating expenses:
Sales and marketing	35	43	43
Technology development	26	24	26
General and administrative	30	31	34
Provision for transaction losses	3	4	4
Total operating expenses	94	102	107
Loss from operations	(21)	(30)	(37)
Other income, net:
Interest income	4	7	8
Other, net	2	2	2
Total other income, net	6	9	10
Net loss before income taxes	(15)	(21)	(27)
Provision for income taxes	—	—	—
Net loss	(15)%	(21)%	(27)%
Comparison of the Years Ended December 31, 2025 and 2024
Net Revenue

	Year Ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Net revenue	$89,620	$88,257	$1,363	2%
Net revenue was $89.6 million for the year ended December 31, 2025, as compared to $88.3 million for the year ended December 31, 2024. The increase of $1.4 million, or 2%, was primarily driven by an increase in non-transactional revenue due to targeted subscription increases in 2025 and higher sales from sponsored listings. Additionally, our take rates increased slightly due to the mix of orders by vertical and price.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 74% of our net revenue for each of the years ended December 31, 2025 and 2024. Subscription fees accounted for 21% and 22% of our net revenue for the years ended December 31, 2025 and 2024, respectively.
Cost of Revenue

	Year Ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Cost of revenue	$24,182	$24,831	$(649)	(3)%
Cost of revenue was $24.2 million for the year ended December 31, 2025, as compared to $24.8 million for the year ended December 31, 2024. The decrease of $0.6 million, or 3%, was primarily driven by a $0.6 million decrease in credit card processing fees due to better pricing negotiated with one of our main payment processors.
Gross Profit and Gross Margin
Gross profit was $65.4 million and gross margin was 73.0% for the year ended December 31, 2025, as compared to gross profit of $63.4 million and gross margin of 71.9% for the year ended December 31, 2024. The increase in gross profit and gross margin for the year ended December 31, 2025 was primarily driven by the increase in net revenue, specifically non-transaction revenue, and the decrease in credit card processing fees as outlined above.

Operating Expenses
Sales and Marketing

	Year Ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Sales and marketing	$31,088	$38,084	$(6,996)	(18)%
Sales and marketing expense was $31.1 million for the year ended December 31, 2025, as compared to $38.1 million for the year ended December 31, 2024. The decrease of $7.0 million, or 18%, was mainly due to a $3.6 million decrease in performance-based marketing and promotional campaigns, and a $3.2 million decrease in salaries, benefits, and stock-based compensation resulting from decreases in headcount primarily related to our reduction in workforce in January 2025 and reorganization in September 2025.
Technology Development

	Year Ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Technology development	$23,412	$21,165	$2,247	11%
Technology development expense was $23.4 million for the year ended December 31, 2025, as compared to $21.2 million for the year ended December 31, 2024. The increase of $2.2 million, or 11%, was mainly due to a $2.6 million increase in salaries and benefits resulting from our annual compensation increases in March, partially offset by a $0.4 million decrease in stock-based compensation resulting mainly from equity awards granted at lower stock prices.
General and Administrative

	Year Ended December 31,
(in thousands)	2025	2024	$ Change	% Change
General and administrative	$26,871	$27,372	$(501)	(2)%
General and administrative expense was $26.9 million for the year ended December 31, 2025, as compared to $27.4 million for the year ended December 31, 2024. The decrease of $0.5 million, or 2%, was mainly due to a $0.9 million decrease in salaries and wages as a result of our 2024 reductions in workforce, and a $0.3 million decrease in the cost of our business liability insurance. These decreases were partially offset by a $0.4 million increase in professional fees and a $0.2 million increase in stock-based compensation.
Provision for Transaction Losses

	Year Ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Provision for transaction losses	$3,033	$3,020	$13	—%
Provision for transaction losses was generally flat with $3.0 million for the each of the years ended December 31, 2025 and 2024.
Other Income, Net

	Year Ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Total other income, net	$5,398	$7,626	$(2,228)	(29)%
Other income, net was $5.4 million for the year ended December 31, 2025, as compared to $7.6 million for the year ended December 31, 2024. The decrease of $2.2 million, or 29%, was mainly due to lower interest income driven by lower cash, cash equivalents, and short-term investments for the year ended December 31, 2025, coupled with lower interest rates.
Liquidity and Capital Resources
As of December 31, 2025, we had cash, cash equivalents and short-term investments of $95.0 million and an accumulated deficit of $346.0 million. Net cash used in operating activities was $2.4 million in the year ended December 31, 2025. We expect operating losses to continue in the foreseeable future as we continue to strategically invest in growth activities. Our cash flows, including net cash from operating activities, may vary from quarter to quarter, due to the timing of payments to sellers, vendor contracts and prepayments, annual bonuses, marketing related expenses, and other factors. Our principal use of cash is to fund our operations including platform development to support our strategic initiatives and anticipated share repurchases under our 2025 Stock Repurchase Program. As we continue to enhance our processes and enter into a new agreement with our payment processors, in 2026 we expect to have certain funds classified as payment processor receivables and seller accounts, an other current asset on our consolidated balance sheet. This change is expected to lower our cash and cash equivalents balance by approximately $6 million to $10 million and increase our other current assets by the same approximate amounts. This change will have no impact on total current assets or total assets.
Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations and capital expenditure requirements through at least the next 12 months. We expect to continue to incur substantial expenditures in the near term to support our ongoing activities. While management believes that our current cash, cash equivalents and short-term investments are sufficient to fund our operating expenses, capital expenditure requirements and any anticipated share repurchases under the 2025 Stock Repurchase Program for at least the next 12 months, we may need to borrow funds or raise additional equity to achieve our longer-term business objectives.
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
Stock Repurchase Program
As of December 31, 2025, 7,238,060 shares have been purchased for a total cost of $35.0 million since the commencement of our 2023, 2024 and 2025 stock repurchase programs and approximately $10.4 million remains available for future purchases under the 2025 Stock Repurchase Program.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(2,436)	$(2,910)
Net cash provided by investing activities	5,518	22,291
Net cash used in financing activities	(6,388)	(30,706)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	269	(29)
Net decrease in cash, cash equivalents, and restricted cash	$(3,037)	$(11,354)
Cash Flows from Operating Activities
Net cash used in operating activities was $2.4 million for the year ended December 31, 2025, and was due mainly to changes in operating assets and liabilities, including a $4.1 million decrease in operating lease liabilities due to our operating lease payments, a $2.4 million decrease in accounts payable and accrued expenses due to the timing of vendor invoices and related payments, and a $2.0 million decrease in payables due to sellers as a result of timing of when sellers are paid. These decreases were partially offset by a $5.0 million decrease in net loss mainly due to the decreases in operating expenses as described above, as well as a $0.8 million increase in receivables from payment processors due to timing.
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

Cash Flows from Investing Activities
Net cash provided by investing activities was $5.5 million for the year ended December 31, 2025, and was driven primarily by $71.4 million maturities and sales of short-term investments, partially offset by $65.2 million purchases of short-term investments.
Net cash provided by investing activities was $22.3 million for the year ended December 31, 2024, and was driven primarily by $110.3 million maturities and sales of short-term investments, partially offset by $86.4 million purchases of short-term investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $6.4 million for the year ended December 31, 2025, and was driven primarily by $3.8 million of payments for taxes related to net share settlements of stock-based compensation awards and $3.4 million in purchases of our common stock as part of our 2024 and 2025 stock repurchase programs, partially offset by $0.7 million in proceeds from the exercise of stock options.
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
Non-GAAP Financial Measures
We have included Adjusted EBITDA, which is a non-GAAP financial measure, because it is a key measure used by our management team and our board of directors to help us to assess our operating performance and the operating leverage in our business. We also use this measure to analyze our financial results, establish budgets and operational goals for managing our business, and make strategic decisions. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the income and expenses that we exclude from Adjusted EBITDA. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to key financial metrics used by our management in their financial and operational decision-making. We also believe that the presentation of this non-GAAP financial measure provides an additional tool for investors to use in comparing our core business and results of operations over multiple periods with other companies in our industry, many of which present similar non-GAAP financial measures to investors, and to analyze our operating performance.
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
We define Adjusted EBITDA as our net loss, excluding: (1) depreciation and amortization; (2) stock-based compensation expense; (3) other income, net; (4) provision for income taxes; (5) restructuring expenses; and (6) strategic alternative expenses. The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net loss	$(13,666)	$(18,633)	$(22,699)
Depreciation and amortization	1,661	1,986	2,278
Stock-based compensation expense	14,055	14,776	12,363
Other income, net	(5,398)	(7,626)	(8,342)
Provision for income taxes	98	44	14
Restructuring expenses	802	1,367	1,989
Strategic alternative expenses	—	77	1,057
Adjusted EBITDA (unaudited)	$(2,448)	$(8,009)	$(13,340)
Free cash flow is a non-GAAP financial measure defined as net cash from operating activities less purchases of property and equipment. We use free cash flow as a supplemental measure of liquidity and to evaluate our ability to generate cash from operations that can be used for strategic initiatives and working capital requirements.
We believe that free cash flow is an important financial measure for use in evaluating our financial performance. Free cash flow has limitations as it omits certain components of the consolidated statements of cash flows and does not represent the residual cash flow available for discretionary expenditures. Other companies may calculate free cash flow differently, which reduces its usefulness as a comparative measure. As a result of these limitations, free cash flow should be considered in addition to, rather than as a substitute for, net cash from operating activities as a measure of our liquidity and our other GAAP results.
The following table reflects the reconciliation of net cash from operating activities to free cash flow for each of the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net cash used in operating activities	$(2,436)	$(2,910)	$(13,556)
Purchases of property and equipment	(763)	(1,922)	(1,794)
Free cash flow (unaudited)	$(3,199)	$(4,832)	$(15,350)
Seasonality
We have historically experienced increased sales during the fourth quarter holiday shopping season compared to the other quarters which has generally resulted in increased GMV and net revenue during the fourth quarter of each fiscal year. Our cost of revenue and sales and marketing expenses generally follow this trend, with our highest costs being incurred in the fourth quarter. We believe that our GMV and revenue have been adversely impacted, both directly and indirectly, by macroeconomic factors, including significant housing market volatility, significant capital market volatility, and global economic and geopolitical developments. As our growth rates fluctuate or other unforeseen factors arise, the impact of these seasonality trends on our results of operations may become more or less pronounced.
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
Revenue Recognition
We generate revenue from seller marketplace services and other services. Seller marketplace services primarily consist of marketplace transactions, subscriptions, and sponsored listings. Other services consist of other charges to our sellers including advertising revenues generated from displaying ads on our online marketplace. Revenue is recognized as we transfer control of promised goods or services to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Control is transferred when the buyer and seller have agreed to the sale. We do not obtain legal title to or control the goods being purchased. We evaluate whether it is appropriate to recognize revenue on a gross or net basis based upon our evaluation of whether we obtain control of the specified goods or services by considering if we are primarily responsible for fulfillment of the promise, have inventory risk, or have latitude in establishing pricing and selecting suppliers, among other factors. Based on our evaluation we recognize revenue on a net basis.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, primarily related to interest rate fluctuations and foreign currency exchange movements. These risks arise principally from our cash, cash equivalents, and short-term investments, as well as from our international operations and transactions denominated in currencies other than the U.S. dollar.
Information relating to quantitative and qualitative disclosures about these market risks are described below. We maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limits. We have not experienced any credit losses related to our cash, cash equivalents, and short-term investments balances.
Interest Rate Sensitivity
Interest rate risk relates to the loss we could incur in our cash, cash equivalents and short-term investments due to a change in interest rates. As of December 31, 2025, we had cash, cash equivalents and short-term investments of $95.0 million. Our cash and cash equivalents consist primarily of demand, money market accounts, and available-for-sale debt securities with an original maturity of 90 days or less. Our short-term investments consist primarily of U.S. Government agency and Treasury securities, as well as commercial paper and corporate notes which have an original maturity greater than 90 days and are highly liquid in nature. Due to the nature of our cash, cash equivalents and short-term investments, we would expect a hypothetical 100 basis point increase or decrease in interest rates to result in an approximate increase or decrease of $0.6 million in our cash, cash equivalents and short-term investments. The sensitivity analysis above is based on a simplified, hypothetical scenario and is not intended to represent actual outcomes, which may differ due to changes in the timing of interest rate movements, investment maturities, and other factors
Our principal use of cash, cash equivalents and short-term investments is to fund our operations including platform development to support our strategic initiatives and anticipated share repurchases under our Stock Repurchase Programs. The remainder of cash, cash equivalents and short-term investments are held for working capital purposes and other potential uses including strategic investment opportunities. We do not enter into investments for trading or speculative purposes.
Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, Euros, and British pounds, depending on the currency selection of the seller. Our cost of revenue and operating expenses are primarily denominated in U.S. dollars. As we operate an online marketplace with international activity, including transactions denominated primarily in Euros and British pounds, we are exposed to the risk of fluctuations in foreign currency exchange rates. We monitor our foreign currency exposure on an ongoing basis and evaluate the tools and approaches available to manage such risk as our business evolves. To date, fluctuations due to changes in the Euro and the British pound have not been significant, but we may experience material foreign exchange gains and losses in our statement of operations in the future. For the years ended December 31, 2025 and 2024, foreign currency translation adjustments resulted in a gain of $0.1 million and a loss of $0.1 million, respectively. As of December 31, 2025, we would expect an adverse 10% change in current exchange rates to result in no more than a $3.2 million decrease in net revenue for the year ended December 31, 2025.
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated by requiring upfront payment for many of our services due to our diverse seller base, dispersed over various geographic regions and industry sectors. For the years ended December 31, 2025 and 2024, no single customer accounted for more than 10% of our net revenue. We maintain provisions for potential credit losses and such losses to date have been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded.
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of 1stdibs.com, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of 1stdibs.com, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
New York, New York
February 27, 2026

1STDIBS.COM, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$22,880	$25,964
Short-term investments	72,157	77,919
Accounts receivable, net of allowance for doubtful accounts of $72 and $13 at December 31, 2025 and 2024, respectively	422	490
Prepaid expenses	3,203	2,859
Receivables from payment processors	1,990	2,833
Other current assets	1,631	1,799
Total current assets	102,283	111,864
Restricted cash, non-current	3,704	3,657
Property and equipment, net	2,731	3,564
Operating lease right-of-use assets	16,665	19,728
Goodwill	4,306	4,232
Other assets	2,418	2,713
Total assets	$132,107	$145,758
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,765	$2,228
Payables due to sellers	6,649	8,605
Accrued expenses	9,461	11,475
Operating lease liabilities, current	4,447	4,186
Other current liabilities	2,059	1,965
Total current liabilities	24,381	28,459
Operating lease liabilities, non-current	14,141	17,970
Other liabilities	4	24
Total liabilities	38,526	46,453
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized as of December 31, 2025 and 2024; zero shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of December 31, 2025 and 2024; 44,086,361 and 42,271,388 shares issued as of December 31, 2025 and 2024, respectively; and 36,848,301 and 35,827,866 shares outstanding as of December 31, 2025 and 2024, respectively	441	422
Treasury stock, at cost; 7,238,060 and 6,443,522 shares as of December 31, 2025 and 2024, respectively	(34,977)	(31,618)
Additional paid-in capital	474,288	463,224
Accumulated deficit	(346,018)	(332,352)
Accumulated other comprehensive loss	(153)	(371)
Total stockholders’ equity	93,581	99,305
Total liabilities and stockholders’ equity	$132,107	$145,758
See accompanying notes to the consolidated financial statements

1STDIBS.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net revenue	$89,620	$88,257	$84,684
Cost of revenue	24,182	24,831	25,111
Gross profit	65,438	63,426	59,573
Operating expenses:
Sales and marketing	31,088	38,084	36,640
Technology development	23,412	21,165	21,644
General and administrative	26,871	27,372	28,587
Provision for transaction losses	3,033	3,020	3,729
Total operating expenses	84,404	89,641	90,600
Loss from operations	(18,966)	(26,215)	(31,027)
Other income, net:
Interest income	3,990	5,942	6,639
Other, net	1,408	1,684	1,703
Total other income, net	5,398	7,626	8,342
Net loss before income taxes	(13,568)	(18,589)	(22,685)
Provision for income taxes	(98)	(44)	(14)
Net loss	$(13,666)	$(18,633)	$(22,699)
Net loss per share—basic and diluted	$(0.38)	$(0.49)	$(0.57)
Weighted average common shares outstanding—basic and diluted	36,096,469	37,820,400	39,724,697
See accompanying notes to the consolidated financial statements

1STDIBS.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(13,666)	$(18,633)	$(22,699)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for the years ended December 31, 2025, 2024, and 2023	148	(131)	75
Unrealized (losses) gains on short-term investments, net of tax of $0 for the years ended December 31, 2025, 2024, and 2023	70	(54)	95
Comprehensive loss	$(13,448)	$(18,818)	$(22,529)
See accompanying notes to the consolidated financial statements

1STDIBS.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2022	39,260,193	$393	$439,005	$(291,020)	$(356)	$—	$148,022
Issuance of common stock for exercise of stock options	89,251	1	352	—	—	—	353
Vested restricted stock units converted to common shares	1,389,175	13	(621)	—	—	—	(608)
Stock-based compensation	—	—	12,546	—	—	—	12,546
Repurchase of common stock	(823,483)	—	—	—	—	(3,496)	(3,496)
Other comprehensive income	—	—	—	—	170	—	170
Net loss	—	—	—	(22,699)	—	—	(22,699)
Balances as of December 31, 2023	39,915,136	$407	$451,282	$(313,719)	$(186)	$(3,496)	$134,288
Issuance of common stock for exercise of stock options	201,779	2	815	—	—	—	817
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	1,330,990	13	(3,794)	—	—	—	(3,781)
Stock-based compensation	—	—	14,921	—	—	—	14,921
Repurchase of common stock	(5,620,039)	—	—	—	—	(28,122)	(28,122)
Other comprehensive loss	—	—	—	—	(185)	—	(185)
Net loss	—	—	—	(18,633)	—	—	(18,633)
Balances as of December 31, 2024	35,827,866	$422	$463,224	$(332,352)	$(371)	$(31,618)	$99,305
Issuance of common stock for exercise of stock options, net of shares withheld for employee taxes	238,461	3	290	—	—	—	293
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	1,576,512	16	(3,337)	—	—	—	(3,321)
Stock-based compensation	—	—	14,111	—	—	—	14,111
Repurchase of common stock	(794,538)	—	—	—	—	(3,359)	(3,359)
Other comprehensive income	—	—	—	—	218	—	218
Net loss	—	—	—	(13,666)	—	—	(13,666)
Balances as of December 31, 2025	36,848,301	$441	$474,288	$(346,018)	$(153)	$(34,977)	$93,581

See accompanying notes to the consolidated financial statements

1STDIBS.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(13,666)	$(18,633)	$(22,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,661	1,986	2,278
Stock-based compensation expense	14,055	14,776	12,363
Provision for transaction losses, returns and refunds	323	1,080	875
Non-cash operating lease expense	3,637	3,423	2,596
Accretion of discounts and amortization of premiums on short-term investments, net	(450)	41	(3,390)
Other, net	66	174	8
Changes in operating assets and liabilities:
Accounts receivable	(65)	(228)	59
Prepaid expenses and other current assets	(552)	44	(1,469)
Receivables from payment processors	843	(163)	(194)
Other assets	159	(679)	(2,136)
Accounts payable and accrued expenses	(2,424)	(1,723)	578
Payables due to sellers	(1,956)	2,083	(662)
Operating lease liabilities	(4,141)	(3,259)	(2,790)
Other current liabilities and other liabilities	74	(1,832)	1,027
Net cash used in operating activities	(2,436)	(2,910)	(13,556)
Cash flows from investing activities:
Maturities of short-term investments	70,457	91,983	92,653
Sales of short-term investments	988	18,296	—
Purchases of short-term investments	(65,164)	(86,368)	(191,093)
Purchases of property and equipment	(763)	(1,922)	(1,794)
Other, net	—	302	2
Net cash provided by (used in) investing activities	5,518	22,291	(100,232)
Cash flows from financing activities:
Proceeds from exercise of stock options	743	817	353
Payments for repurchase of common stock	(3,359)	(27,743)	(3,374)
Payments for taxes related to net share settlement of stock-based compensation awards	(3,772)	(3,780)	(608)
Net cash used in financing activities	(6,388)	(30,706)	(3,629)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	269	(29)	349
Net decrease in cash, cash equivalents, and restricted cash	(3,037)	(11,354)	(117,068)
Cash, cash equivalents, and restricted cash at beginning of the period	29,621	40,975	158,043
Cash, cash equivalents, and restricted cash at end of the period	$26,584	$29,621	$40,975

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$15	$16	$18
Supplemental disclosure of non-cash activities:
Recording of right of use asset	$698	$3,483	$—
Recording of lease liability	$(698)	$(3,483)	$—
See accompanying notes to the consolidated financial statements

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Description of the Business and Basis of Presentation
Description of the Business
1stdibs.com, Inc. (“1stDibs” or the “Company”) is one of the world’s leading online marketplaces for connecting design lovers with many of the best sellers and makers of vintage & antique furniture, contemporary furniture, home décor, jewelry, watches, art, and fashion. The Company’s sellers, who undergo an evaluation by its in-house experts to vet the quality of their inventory, in-depth marketing content, and custom-built technology platform create trust in the Company’s brand and facilitate high-consideration purchases of luxury design items online. By disrupting the way these items are bought and sold, 1stDibs is both expanding access to, and growing the market for, luxury design items.
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
Segment Information
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “CODM”). The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. The Company’s single reportable and operating segment contains one reporting unit, which consists of the Company’s online marketplace that enables commerce between buyers and sellers. The CODM regularly reviews the GAAP consolidated statement of operations from a significant expense perspective when evaluating financial performance and allocating resources. While the CODM also reviews other funnel metrics regularly (i.e. Gross Merchandise Value (“GMV”), Number of Orders, etc.), there are no additional significant segment expenses other than those disclosed in the consolidated statements of operations included within this section, Item 8. Financial Statements.

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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. Cash, cash equivalents, and short-term investments are placed with large financial institutions that management believes are of high credit quality. At times, the Company’s cash balances with individual banking institutions are in excess of federally insured limits. The risk for short-term investments is mitigated by the high quality nature of the investments. The Company has not experienced any credit losses related to its cash, cash equivalents and short-term investments. As of December 31, 2025 and 2024, the Company had no single seller, who the Company considers its customers, that represented more than 10% of its net revenue.
Cash, Cash Equivalents, and Restricted Cash
The following represents the Company’s cash, cash equivalents, and restricted cash as of the periods presented:

	December 31,
(in thousands)	2025	2024	2023
Cash and cash equivalents	$22,880	$25,964	$37,395
Restricted cash, non-current	3,704	3,657	3,580
Total cash, cash equivalents and restricted cash	$26,584	$29,621	$40,975
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. During the years ended December 31, 2025, 2024 and 2023 the Company purchased $16.3 million, $28.8 million and $43.1 million of available-for-sale securities classified as cash equivalents, respectively. As of December 31, 2025, the Company’s restricted cash relates to $3.7 million in Letters of Credit for its office leases in New York, New York. The carrying value of the restricted cash approximates fair value.
Short-term Investments
Short-term investments designated as available-for-sale securities are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. Investments with original maturities greater than 90 days and less than one year are classified within short-term investments on the Company’s consolidated balance sheets. In addition, investments with maturities beyond one year at the time of purchase that are highly liquid in nature and represent the investment of cash that is available for current operations are classified as short-term investments. Any other investments with original maturities greater than one year would be classified within long-term investments. Additionally, the Company records accrued interest receivable within other current assets on its consolidated balance sheets. Accrued interest receivable was $0.6 million as of both December 31, 2025 and December 31, 2024.
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
Short-term investments are evaluated for impairment quarterly. The Company’s portfolio of available-for-sale debt securities is required to incorporate forward-looking information to determine any credit losses. This risk is mitigated by the

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
high quality nature of the investments. The Company evaluates the current expected credit loss by considering various factors in determining whether it should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity and reason for the decline in value, and the Company’s intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If the Company concluded that an investment is impaired or a portion of the unrealized loss is a result of a credit loss, it recognizes the charge at that time in the consolidated statements of operations. Determining whether the decline in fair value is due to a credit loss requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold. The Company did not recognize any credit losses related to available-for-sale debt securities during the years ended December 31, 2025 and 2024.
Accounts Receivable, net
The Company’s accounts receivable are recorded at amounts billed to sellers, generally for non-transactional revenue, which includes subscription, sponsored listings and advertising revenue, and are presented net of an estimated allowance for doubtful accounts on the Company’s consolidated balance sheets. The Company’s accounts receivable do not bear interest and do not require collateral or other security to support related receivables. The allowance for doubtful accounts considers forward-looking information to estimate expected credit losses using a number of factors, including age of the receivable, current economic conditions, historical losses, and management’s assessment and judgment of the sellers. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Losses are charged against the allowance when management believes the uncollectibility of a receivable is confirmed and subsequent recoveries, if any, are credited to the allowance. Account balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for doubtful accounts are recorded as a component of provision for transaction losses in the consolidated statements of operations.
Receivables from Payment Processors and Payables Due to Sellers
Receivables from payment processors represent amounts received from buyers via third-party payment processors which will be deposited by the payment processors to 1stDibs’ bank accounts for payment to sellers and shipping carriers. The Company also collects and remits sales tax from buyers on behalf of sellers in required jurisdictions as a marketplace facilitator.
The portion of the cash and related receivable remaining after deducting the Company’s commission from its sellers and processing fees represents the total payables due to third parties, which consists of payables due to sellers, payables due to shipping carriers in instances where 1stDibs’ shipping services are elected by sellers, and payables due to tax authorities. The Company establishes an allowance for seller refunds for amounts that sellers owe the Company after a return is processed. The allowance for seller refunds was $0.1 million as of both December 31, 2025 and 2024, and included in other current assets on the Company’s consolidated balance sheets.
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

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
When assets are sold or retired, the cost and related accumulated depreciation or amortization of assets disposed of are removed from the accounts, with any resulting gain or loss recorded in loss from operations in the consolidated statements of operations and consolidated statements of comprehensive loss. Costs of repairs and maintenance are expensed as incurred.
When events occur or changes in circumstances require, the Company assesses the likelihood of recovering the cost of long-lived assets based on its expectations of future profitability, undiscounted cash flows, and management’s plans with respect to operations to determine if the asset is impaired and subject to write-off. Measurement of any impairment loss is based on the excess of the carrying value of the asset over the fair value. For the years ended December 31, 2025, 2024 and 2023, there were no impairment losses recorded.
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
Based on the Company’s assessments, there were no impairment losses recorded during the years ended December 31, 2025, 2024 and 2023.
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

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Short-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The table below segregates all assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$8,542	$—	$—	$8,542
U.S. Government agency securities	—	1,097	—	1,097
Total cash equivalents	$8,542	$1,097	$—	$9,639
Short-term investments:
Commercial paper	$—	$1,992	$—	$1,992
Corporate notes	—	23,799	—	23,799
U.S. Treasury securities	—	22,090	—	22,090
U.S. Government agency securities	—	24,276	—	24,276
Total short-term investments	$—	$72,157	$—	$72,157

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$6,795	$—	$—	$6,795
U.S. Treasury securities	—	3,199	—	3,199
Total cash equivalents	$6,795	$3,199	$—	$9,994
Short-term investments:
Commercial paper	$—	$2,263	—	2,263
Corporate notes	—	27,092	—	27,092
U.S. Treasury securities	—	14,852	—	14,852
U.S. Government agency securities	—	33,712	—	33,712
Total short-term investments	$—	$77,919	$—	$77,919
There were no transfers between Level 1, Level 2 or Level 3 during the years ended December 31, 2025 and 2024. The Company’s cash equivalents and short-term investments for the periods presented were valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs and were classified as Level 1 or Level 2, accordingly. As of December 31, 2025 and 2024, all other financial instruments not included in the table above were classified as Level 1.

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
The Company follows the provisions of the authoritative guidance from the Financial Accounting Standards Board (“FASB”) on accounting for uncertainty in income taxes. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate audit settlement. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions.
The Company has made an accounting policy election to treat Global Intangible Low-Taxed Income taxes as a current period expense rather than including these amounts in the measurement of deferred taxes.
Net Loss per Share
Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period without consideration of potentially dilutive common stock. Diluted earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding for the period, including potential dilutive common shares using the treasury stock method. For periods in which the Company reports net losses, diluted net loss per common share is the same as basic net loss per common share because including common stock equivalents would be anti-dilutive
Treasury Stock
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
In November 2025, the Company's Board of Directors authorized the Company to repurchase up to an aggregate of $12.0 million of its common stock (“2025 Stock Repurchase Program”). The Board also terminated the 2024 Stock Repurchase Program it previously authorized in August 2024. At the time of termination, there was $2.0 million remaining in the 2024 Stock Repurchase Program.
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
Revenue Recognition
The Company’s net revenue consists principally of seller marketplace services. Seller marketplace services primarily consist of marketplace transactions, subscriptions, and sponsored listings. Revenue is recognized as the Company transfers control of promised goods or services to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Control is transferred when the buyer and seller have agreed to the sale. The Company does not obtain legal title to or control the goods being purchased. The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified goods or services by considering if it is primarily responsible for fulfillment of the promise, has inventory risk, has the latitude

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in establishing pricing and selecting suppliers, among other factors. Based on the Company’s evaluation, it recognizes its revenue on a net basis. The Company does not have any remaining performance obligations associated with contracts with terms greater than one year.
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
Sponsored Listings
The Company offers a sponsored listings feature that allows sellers to promote items within search results. Revenue is generated on a cost-per-click basis and is recognized at the time a user clicks on a sponsored listing, representing the point at which the Company’s performance obligation is satisfied.
Advertisements
Advertising revenue is generated by displaying seller ads on the 1stDibs online marketplace. For advertising services, the Company enters into agreements with sellers, in the form of signed insertion orders, which specify the terms of services and fees, prior to advertising campaigns being run. The Company recognizes revenue from the display of impression-based ads in the period in which the impressions are delivered in accordance with the contractual terms of the insertion orders. Impressions are considered delivered when an ad is displayed to users.
Contract Costs
The Company capitalizes commission costs that are incremental and directly related to the acquisition of seller agreements. Commissions are earned by the Company’s sales force when the seller’s listings are publicly visible and available for purchase on the 1stDibs online marketplace. Commission costs are capitalized when earned and are amortized as expense over an estimated seller relationship period of three years. The Company determined the estimated seller relationship period by taking into consideration the contractual term of the seller agreements, the seller’s lifetime expected value, and the fact that no additional commission is paid for renewed seller agreements. The Company reviews, at least annually, the costs to obtain revenue contracts to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these costs to obtain revenue contracts.
Contract Balances from Contracts with Customers
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. Contract liabilities consist of deferred revenue that is unearned related to advertising fees charged to sellers for which

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
advertisements have not been delivered. Deferred revenue for advertising fees is recognized as revenue in the periods in which our performance obligations are satisfied. Deferred revenue was less than $0.1 million as of both December 31, 2025 and 2024.
Cost of Revenue
Cost of revenue includes payment processor fees and hosting expenses. Cost of revenue also includes payroll, employee benefits, stock-based compensation, other headcount-related expenses associated with personnel supporting revenue-related operations and logistics, consulting costs, and amortization expense related to the Company’s capitalized internal-use software.
In certain transactions where 1stDibs shipping and logistics services are elected by sellers, the Company enables shipping of items purchased from the seller to the buyer. Any difference between the amount collected for shipping and the amount charged by the shipping carrier is included in cost of revenue in the consolidated statements of operations.
Sales and Marketing
Sales and marketing expenses include payroll, employee benefits, stock-based compensation, other headcount-related expenses associated with sales and marketing personnel, advertising expense, consulting costs, and promotional discounts offered to new and existing buyers. Advertising expenses consist primarily of costs incurred promoting and marketing our services, such as costs associated with acquiring new users through performance-based marketing, social media programs, email, and events. Promotional discounts and incentives represent incentives solely to buyers and, therefore, are not considered payments made to the Company’s customers. Buyers are not the Company’s customers because access to the 1stDibs online marketplace is free for buyers, and the Company has no performance obligations with respect to buyers; the Company considers its sellers to be its customers.
The Company expenses all advertising expenses as incurred. During the years ended December 31, 2025, 2024, and 2023, the Company incurred advertising expenses of approximately $10.7 million, $13.5 million, and $11.0 million, respectively.
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
Provision for Transaction Losses
Provision for transaction losses primarily consists of transaction loss expense associated with the Company’s purchase protection program, including damages to products caused in shipping and transit, items that were not received or not as described by the seller, and reimbursements to buyers at our discretion if they are dissatisfied with their experience. The provision for transaction losses also includes bad debt expense associated with the Company’s seller accounts receivable balance.
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

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2025, the Company incurred $0.8 million of employee severance and benefits costs relating to a reorganization intended to improve operational and cost efficiency. The remaining $0.1 million of severance accrued as of December 31, 2025 is anticipated to be paid during the first quarter of 2026.
The following table displays a rollforward of the charges to the accrued balance as of December 31, 2025:

(in thousands)	Restructuring Charges
Balance, December 31, 2023	$396
Restructuring charges	1,391
Cash payments	(525)
Balance, December 31, 2024	$1,262
Restructuring charges	802
Cash payments	(1,974)
Balance, December 31, 2025	$90
The employee severance and benefits costs are included within the respective financial statement line items on the consolidated statement of operations as shown in the table below for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cost of revenue	$—	$—	$135
Sales and marketing	802	923	789
Technology development	—	—	1,044
General and administrative	—	468	36
Total	$802	$1,391	$2,004
Stock-Based Compensation
The Company measures all stock-based awards granted to employees, directors, and non-employees based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company recognizes forfeitures as they occur. The fair value of restricted stock units is based on the closing price of the Company's common stock on the grant date. The Company has not issued any stock options during the years ended December 31, 2025 or 2024. The Company has not paid dividends and has no foreseeable plans to pay dividends.
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
Recently Adopted Accounting Pronouncements

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures. The standard requires entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The Company adopted the standard during the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 13 “Income Taxes” in the accompanying notes to the consolidated financial statements for further detail.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update improve the navigability of interim reporting guidance and establish a new disclosure principle requiring entities to disclose events that have occurred since the end of the last annual reporting period that have a material impact on the entity. This standard is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. The Company expects to adopt this standard based on the effective date for public business entities on January 1, 2028. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
3.Revenue Recognition
The following table summarizes the Company’s net revenue by type of service for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Seller marketplace services	$88,453	$87,195	$83,925
Other services	1,167	1,062	759
Total net revenue	$89,620	$88,257	$84,684
The Company generates net revenue from seller marketplace services and other services. Seller marketplace services primarily consist of marketplace transaction, subscription, and sponsored listings. Other services consist of other charges to the Company’s sellers including advertising revenues generated from displaying ads on the Company’s online marketplace. Net revenue by geographic region is determined based on the country the buyer is located in. For the years ended December 31,

1STDIBS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2025, 2024, and 2023, approximately 81%, 82% and 83% of on-platform marketplace transaction net revenue was derived from the United States, respectively, and no other individual country’s net revenue exceeded 10% of total net revenue. For the years ended December 31, 2025, 2024, and 2023, no single customer accounted for more than 10% of our net revenue.
4. Short-Term Investments
The following tables summarize the estimated value of the Company’s short-term investments as of December 31, 2025 and 2024:

	December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$1,991	$1	$—	$1,992
Corporate notes	23,753	51	(5)	23,799
U.S. Treasury securities	22,039	52	(1)	22,090
U.S. Government agency securities	24,264	17	(5)	24,276
Total short-term investments	$72,047	$121	$(11)	$72,157

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$2,258	$5	$—	$2,263
Corporate notes	27,082	41	(31)	27,092
U.S. Treasury securities	14,851	7	(6)	14,852
U.S. Government agency securities	33,687	43	(18)	33,712
Total short-term investments	$77,878	$96	$(55)	$77,919
The Company recognized less than $0.1 million of realized gains related to sales of $1.0 million of available-for-sale debt securities during the year ended December 31, 2025. The Company recognized less than $0.1 million of realized losses related to sales of $18.7 million in available-for-sale debt securities during the year ended December 31, 2024. There were no realized gains or losses during the year ended December 31, 2023. The Company evaluates securities for expected credit losses on a quarterly basis with consideration given to the financial condition and near-term prospects of the issuer, whether the Company intends to sell the securities, and whether it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.
As of December 31, 2025, the Company had gross unrealized losses of less than $0.1 million, associated with an aggregate fair value of $2.1 million of short-term investments which have been in a continuous unrealized loss position for more than 12 months. The Company does not believe the unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence. As of December 31, 2024 and 2023, no securities had been in a continuous unrealized loss position for more than 12 months.
The Company did not recognize any credit losses related to available-for-sale debt securities during the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025, the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell these before maturity.
As of December 31, 2025, the fair value of short-term investments by remaining contractual maturity consisted of the following:

(in thousands)	Fair Value
Remaining maturity date one year or less	$49,866
Remaining maturity date greater than one year	22,291
Total short-term investments	$72,157
5.Accounts Receivable, net
Accounts receivable, net was $0.4 million and $0.5 million as of December 31, 2025 and 2024, respectively. The Company recorded an allowance for doubtful accounts of less than $0.1 million as of both December 31, 2025 and 2024. Changes in the allowance for doubtful accounts for the periods presented were as follows:

(in thousands)	Amount
Balance as of January 1, 2024	$188
Provisions charged to operating results	380
Account write-offs	(555)
Balance as of December 31, 2024	$13
Provisions charged to operating results	175
Account write-offs	(116)
Balance as of December 31, 2025	$72
6.Property and Equipment, net
As of December 31, 2025 and 2024, property and equipment, net consisted of the following:

	December 31,
(in thousands)	2025	2024
Internal-use software	$21,183	$20,026
Leasehold improvements	4,025	4,029
Computer equipment and software	753	621
Software in progress	427	913
Furniture and fixtures	73	73
Total property and equipment, gross	$26,461	$25,662
Less: Accumulated depreciation and amortization	(23,730)	(22,098)
Total property and equipment, net	$2,731	$3,564
As of December 31, 2025 and 2024, the net book value of internal-use software was $1.8 million and $2.0 million, respectively. Depreciation and amortization expense related to the Company’s property and equipment totaled $1.7 million, $2.0 million, and $2.3 million for the years ended December 31, 2025, 2024, and 2023, respectively, which included amortization expense for internal-use software of $1.4 million, $1.7 million, and $2.2 million, respectively.
7.Goodwill
The changes in the carrying balance of goodwill for the periods presented were as follows:

(in thousands)	Amount
Balance as of January 1, 2024	$4,116
Addition from immaterial acquisition	127
Foreign currency translation adjustment	(11)
Balance as of December 31, 2024	$4,232
Foreign currency translation adjustment	74
Balance as of December 31, 2025	$4,306

8.Accrued Expenses
As of December 31, 2025 and 2024, accrued expenses consisted of the following:

	December 31,
(in thousands)	2025	2024
Compensation & benefits	$2,794	$2,611
Shipping	1,804	2,536
Sales & use taxes payable	1,517	1,490
Professional fees	920	740
Allowance for transaction losses	846	961
Severance	90	1,262
Other	1,490	1,875
Total accrued expenses	$9,461	$11,475
9.Leases
The Company’s operating lease arrangements are principally for office spaces in New York City. As of December 31, 2025, the Company had $16.7 million of operating lease right-of-use assets, $4.4 million and $14.1 million of current and non-current operating lease liabilities, respectively, and no finance leases on its consolidated balance sheet. As of December 31, 2024, the Company had $19.7 million of operating lease right-of-use assets, $4.2 million and $18.0 million of current and non-current operating lease liabilities, respectively, and no finance leases on its consolidated balance sheet. These operating lease arrangements included in the measurement of lease liabilities had a weighted-average remaining lease term of 3.9 years, a weighted-average discount rate of 6.3%, and do not reflect options to extend or terminate its leases, as management does not consider the exercise of these options to be reasonably certain. The Company paid $5.5 million and $4.7 million for amounts included in the measurement of lease liabilities during the years ended December 31, 2025 and 2024.
In August 2023, the Company entered into a sublease agreement as the sublessor for its office space in its former New York City headquarters (the “Sublease”). The Sublease commenced on October 1, 2023 and ends on December 31, 2029, the expiration date of the Company’s former New York City headquarter’s lease. It also contains an option for the lessee to terminate on the third anniversary of the commencement date. Sublease income is recognized as an offset to lease expense on a straight-line basis over the lease term and is included in general and administrative expenses on the Company’s consolidated statement of operations. The Company recognized $3.6 million, $3.6 million, and $0.9 million of sublease income during the years ended December 31, 2025, 2024, and 2023, respectively. During the year ended December 31, 2023, the Company capitalized its $1.1 million broker fee paid which is included in other assets on the consolidated balance sheet, and is being amortized over the life of the Sublease in general and administrative expenses in the consolidated statement of operations.
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
The following table summarizes total lease expense, net for the years ended December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024	2023
Operating lease expense	$5,075	$4,748	$3,970
Short-term lease expense	2	121	120
Variable lease expense	1,324	1,362	1,124
Total lease expense	$6,401	$6,231	$5,214
Sublease income	(3,586)	(3,629)	(912)
Total lease expense, net	$2,815	$2,602	$4,302

Operating lease expense is recognized on a straight-line basis over the term of the arrangement beginning on the lease commencement date for lease arrangements that have an initial term greater than 12 months and therefore are recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term for lease arrangements that have an initial term of 12 months or less and therefore are not recorded on the balance sheet. Variable lease expense is recognized as incurred and consists primarily of real estate taxes, utilities, and other office space related expenses. As of December 31, 2025, the total remaining operating lease payments included in the measurement of lease liabilities, and undiscounted remaining cash receipts from the Company’s Sublease was as follows (in thousands):

Fiscal Year Ending December 31,	Operating Lease Payments	Sublease Cash Receipts
2026	$(5,429)	$3,504
2027	(5,429)	3,574
2028	(5,429)	3,645
2029	(4,458)	3,718
2030	(41)	—
Total (payments) cash receipts	$(20,786)	$14,441
Less: imputed interest	2,198
Total lease liabilities	$(18,588)
10.Other Current Liabilities
As of December 31, 2025 and 2024, other current liabilities consisted of the following:

	December 31,
(in thousands)	2025	2024
Sales and other indirect tax contingencies	$1,346	$1,100
Other	713	865
Total other current liabilities	$2,059	$1,965
11.Equity
Preferred Stock
Effective June 14, 2021, in connection with the closing of the Company’s Initial Public Offering (“IPO”), the Company’s board of directors (“Board”) is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share, in one or more series. The Company's Board has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. As of December 31, 2025 and 2024, no shares of preferred stock were issued or outstanding.
Common Stock
As of December 31, 2025 and 2024, the Company had authorized 400,000,000 shares of voting common stock, $0.01 par value per share. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stockholders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Board out of legally available funds. If there is a liquidation, dissolution, or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock. The rights, preferences, and privileges of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.

As of December 31, 2025 and 2024, the Company had reserved shares of common stock for issuance in connection with the following:

	December 31,
	2025	2024
Options to purchase common stock	2,405,436	3,560,144
Restricted stock units outstanding	4,221,609	4,230,176
Shares available for future grant under the 2021 Plan	1,900,107	2,238,376
Shares available for future grant under the ESPP	2,329,934	1,971,655
Total	10,857,086	12,000,351
Treasury Stock
As of December 31, 2025, the Company had 7,238,060 shares of treasury stock carried at its cost basis of $35.0 million, which the Company purchased during the years ended December 31, 2025, 2024, and 2023, and approximately $10.4 million remains available for future purchases.
The following table summarizes total treasury stock purchased under each of the Company's programs as of the periods presented:

(in thousands except per share amounts)	December 31, 2025		December 31, 2024
	Shares	Cost Basis	Shares	Cost Basis
2023 Stock Repurchase Program	4,926,635	$25,373	4,926,635	$25,373
2024 Stock Repurchase Program	1,994,879	8,039	1,516,887	6,245
2025 Stock Repurchase Program	316,546	1,565	—	—
Total	7,238,060	$34,977	6,443,522	$31,618
12.Stock-based compensation
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
As of December 31, 2025, 1,900,107 shares were available for future grants of the Company’s common stock. Subsequent to year end, on January 1, 2026, the number of shares of common stock available for issuance under the 2021 Plan was automatically increased according to its terms by 1,842,415 shares.
Stock Options
The following table summarizes the activity related to Company’s stock options:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	3,560,144	$7.09	4.9	$—
Granted	—	—
Exercised	(833,532)	3.99
Cancelled/Forfeited	(321,176)	6.65
Outstanding as of December 31, 2025	2,405,436	$8.23	5.4	$639
Options exercisable as of December 31, 2025	2,329,186	$8.27	5.3	$636
Options vested and expected to vest as of December 31, 2025	2,405,436	$8.23	5.4	$639
No stock options were granted during the years ended December 31, 2025, 2024, and 2023. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $1.0 million, $0.3 million, and $0.1 million during the years ended December 31, 2025, 2024, and 2023, respectively.
The total fair value of stock options vested was $1.6 million, $3.0 million, and $3.4 million during the years ended December 31, 2025, 2024, and 2023, respectively. The Company recognized $0.1 million, $0.6 million and $0.7 million of stock-based compensation expense for options having a performance condition during the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, there were no remaining unvested options with a performance condition.

Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock units:

	Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2024	4,230,176	$5.52
Granted	3,176,006	$2.98
Vested	(2,459,405)	$5.12
Cancelled/Forfeited	(725,168)	$4.77
Outstanding as of December 31, 2025	4,221,609	$3.87
The estimated weighted-average grant date fair value of restricted stock units granted was $2.98, $5.77, and $3.96 per share for the years ended December 31, 2025, 2024, and 2023 respectively. The total grant date fair value of restricted stock units vested was $12.6 million, $12.0 million, and $9.7 million for the years ended December 31, 2025, 2024, and 2023 respectively.
Employee Stock Purchase Plan
In May 2021, the Company's Board adopted, and its stockholders approved, the Company's 2021 Employee Stock Purchase Plan (the "ESPP"). The number of shares of the Company's common stock that will be available for issuance under the ESPP also includes an annual increase on the first day of each fiscal year, for a period of not more than 10 years, beginning on January 1, 2022, and ending on, and including, January 1, 2031, equal to the least of: (i) 1% of the outstanding shares of the Company’s common stock on such date, (ii) 400,000 shares (as adjusted for stock splits, stock dividends, combinations, and the like) or (iii) a lesser amount determined by the Compensation Committee or the Company’s Board. On January 1, 2025, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 358,279 shares. A total of 2,329,934 shares of the Company's authorized but unissued or reacquired shares of its common stock (as adjusted for stock splits, stock dividends, combinations, and the like) are available for issuance under the ESPP. Subsequent to year end, on January 1, 2026, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 368,483 shares.
During regularly scheduled “offerings” under the ESPP, participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation, or such lower limit as may be determined by the Compensation Committee from time to time. Participants will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering. Participation in the ESPP will end automatically on termination of employment. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date, whichever is less. The fair market value of the Company’s common stock for this purpose will generally be the closing price on the Nasdaq Global Market (or such other exchange as the Company’s common stock may be traded at the relevant time) for the date in question, or if such date is not a trading day, for the last trading day before the date in question. As of December 31, 2025, an initial offering period has not commenced, and for the year ended December 31, 2025, no shares of common stock were purchased under the ESPP.
Stock-Based Compensation Expense
The following table summarizes the classification of the Company’s stock-based compensation expense in the consolidated statements of operations:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cost of revenue	$353	$346	$390
Sales and marketing	2,724	3,656	2,899
Technology development	3,887	3,904	3,609
General and administrative	7,091	6,870	5,465
Total stock-based compensation expense	$14,055	$14,776	$12,363

Stock-based compensation capitalized in connection with the Company’s internal-use software was $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, total unrecognized compensation expense related to unvested stock-based awards was $15.2 million, which is expected to be recognized over a weighted-average period of 2.0 years.
13.Income Taxes
Net (loss) income before income taxes for the years ended December 31, 2025, 2024, and 2023 was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
United States	$(13,880)	$(18,787)	$(22,844)
Foreign	312	198	159
Total	$(13,568)	$(18,589)	$(22,685)
For the years ended December 31, 2025, 2024, and 2023, the provision for income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current
U.S. Federal	$—	$—	$—
State	14	12	14
Foreign	84	32	—
Total current expense	$98	$44	$14
Deferred
U.S. Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred expense	—	—	—
Total provision for income taxes	$98	$44	$14
The following is a tabular rate reconciliation of the difference between the effective income tax rate and the federal statutory tax rate for the year ended December 31, 2025:

	December 31, 2025
	Amount	Percent
Income tax benefit using U.S. federal statutory rate	$(2,849)	21.0%
Tax credits
Research credits	(814)	6.0
Changes in valuation allowances	1,439	(10.6)
Non-taxable or non-deductible items
Executive Compensation	1,153	(8.5)
Stock-based compensation	761	(5.6)
Other non-deductible items	88	(0.6)
Changes in unrecognized tax benefits	204	(1.5)
Other adjustments[1]	116	(0.9)
Provision for income taxes	$98	(0.7)%
(1) Tax effects from state, local, and foreign jurisdictions and cross boarder tax laws are less than 1%, individually and in the aggregate, and not deemed material for separate disclosure

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the following is a reconciliation of the difference between the effective income tax rate and the federal statutory tax rate:

	Year Ended December 31,
	2024	2023
Income tax benefit using U.S. federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	0.6	4.1
Nondeductible expenses	(1.0)	(0.5)
Unrecognized tax benefits	(16.5)	—
Research credits	4.0	0.2
Stock-based compensation	(7.4)	(3.1)
Change in the valuation allowance	4.6	(21.2)
Executive compensation	(5.0)	(0.2)
Other	(0.6)	(0.4)
Provision for income taxes	(0.3)%	(0.1)%
When compared to the U.S. statutory tax rate of 21.0%, the effective rate of (0.7)% for the year ended December 31, 2025 was due primarily to the changes in valuation allowance, non-deductible expenses including executive compensation and stock-based compensation, and changes in uncertain tax positions, partially offset by the tax credits.
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
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The significant components of the Company’s deferred income tax assets and liabilities at December 31, 2025 and 2024 were comprised of the following:

	Year Ended December 31,
(in thousands)	2025	2024
Deferred tax assets
Net operating losses	$38,693	$34,277
Research credits	1,380	769
Property and equipment	295	323
Intangible assets and goodwill	664	864
Capitalized research and development expense	7,832	9,968
Operating lease liabilities	4,675	5,627
Stock-based compensation	788	1,220
Other	1,295	1,533
Total deferred tax assets	$55,622	$54,581
Valuation allowance	(50,895)	(48,978)
Net deferred tax assets	$4,727	$5,603
Deferred tax liabilities
Capitalized internal-use software	(434)	(503)
Right-of-use assets	(4,175)	(5,010)
Other	(118)	(90)
Total deferred tax liabilities	$(4,727)	$(5,603)
Net deferred tax liabilities	$—	$—

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies in assessing the need for a valuation allowance. As of December 31, 2025 and 2024, the Company believes it is more likely than not that the net deferred tax assets will not be realizable. Accordingly, the Company has applied a valuation allowance against its net deferred tax assets. The net change in the total valuation allowance for the years ended December 31, 2025 and 2024 was an increase of approximately $1.9 million and decrease of approximately $0.8 million, respectively.
The activity in the Company’s valuation allowance for the years ended December 31, 2025 and 2024, was as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Valuation allowance at beginning of year	$48,978	$49,814
Increases (Decreases) recorded to provision for income taxes	1,946	(825)
Decreases recorded to equity	(29)	(11)
Valuation allowance at end of year	$50,895	$48,978
At December 31, 2025, the Company had approximately $140.5 million and $140.7 million of federal and state net operating loss (“NOL”) carryforwards, respectively. Approximately $52.6 million of the federal NOL and $81.4 million of the state NOL was generated prior to the 2018 tax year. As a result, these net operating loss carryforwards will expire, if not utilized, between 2031 and 2037 for federal and state income tax purposes. The post 2017 NOLs are subject to an indefinite carryforward period; therefore, $87.9 million of federal NOLs generated after 2017 may be carried forward indefinitely. As it pertains to the approximately $59.3 million of state NOLs generated after 2017, not all states have conformed to the Tax Cuts and Jobs Act of 2017; therefore, some state’s NOLs are unlimited while some will expire based on the respective state. The Company also has federal tax credits of $5.7 million and state tax credits of $0.1 million relating to research and development credits, which begin to expire in 2031.
The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“IRC”), a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company completed formal studies through December 31, 2024 to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred. As a result of the studies, the Company determined that although it experienced an ownership change on July 28, 2015, the limitation from the ownership change will not result in any of the NOLs or tax credits expiring unutilized. No additional ownership changes have occurred through the date of the most recent study.
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
As of December 31, 2025 and 2024, the Company had unrecognized tax benefits of $4.3 million and $4.1 million, respectively, which if recognized, would not impact the Company’s tax provision and effective income tax rate due to a full valuation allowance. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2025 and 2024, the Company had not accrued interest or penalties related to unrecognized tax benefits. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Gross tax contingencies as of beginning of year	$4,091	$1,031
Additions for tax positions related to the current year	118	84
Additions for tax positions of prior years	86	2,976
Gross tax contingencies as of end of year	$4,295	$4,091

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, foreign jurisdictions, and various state and local jurisdictions. The Company’s federal and state tax returns for the tax years ended December 31, 2021 and forward generally remain subject to examination from the Internal Revenue Service and state tax authorities. However, the federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statutes of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statutes of limitations. Therefore, the Company’s tax years generally remain open to examination for all federal and state income tax matters until its net operating loss carryforwards are utilized and the respective statutes of limitations have lapsed. The returns in U.S. and state jurisdictions have varying statutes of limitations.
The Company’s income tax returns for December 31, 2021 and forward for their foreign subsidiaries generally remain subject to examination by tax authorities.
14.Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2025	2024	2023
Numerator:
Net loss	$(13,666)	$(18,633)	$(22,699)
Denominator:
Weighted average common shares outstanding—basic and diluted	36,096,469	37,820,400	39,724,697
Net loss per share—basic and diluted	$(0.38)	$(0.49)	$(0.57)
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

	Year Ended December 31,
	2025	2024	2023
Options to purchase common stock	2,405,436	3,560,144	3,831,710
Restricted stock units	4,221,609	4,230,176	3,400,489
Total	6,627,045	7,790,320	7,232,199
15.Commitments and Contingencies
Contractual Obligations
The Company has $22.2 million of non-cancelable contractual commitments as of December 31, 2025, primarily related to its operating lease agreements for both its current and former corporate headquarters in New York, NY, not including any offset for sublease income, as well as other software and support services. For those agreements with variable terms, the Company does not estimate what the total obligation may be beyond any minimum obligations. The following table represents the Company’s commitments under its purchase obligations as of December 31, 2025 (in thousands):

Fiscal Year Ending December 31,	Lease Obligations	Other Obligations	Total Obligations
2026	$5,429	$1,088	$6,517
2027	5,429	318	5,747
2028	5,429	41	5,470
2029	4,458	—	4,458
2030	41	—	41
Total	$20,786	$1,447	$22,233

Legal Proceedings
The Company is subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where the Company believes a conclusion to the matter will be reached. The Company does not believe that it is party to any pending legal proceedings that are likely to have a material effect on its business, financial condition or results of operations for the years ended December 31, 2025 and 2024. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible. During the year ended December 31, 2025, the Company received a $1.4 million complaint from a trustee in a third-party bankruptcy proceeding seeking recovery of amounts paid for various purchases made on the Company’s platform after the commencement of the bankruptcy proceedings. This complaint is similar to hundreds of other similar cases commenced in connection with the bankruptcy proceeding, and the Company intends to defend against the trustee’s claim vigorously. The Company does not believe potential losses are estimable or probable at this time.
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
Sales and other indirect tax contingencies
The Company conducts operations in many tax jurisdictions for which indirect taxes, such as sales, use and other indirect taxes, are assessed on its operations. Although the Company is diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient presence or responsibility for a jurisdiction to levy taxes, fees, and surcharges for sales made on an e-commerce platform. The Company recognized liabilities for contingencies related to sales and indirect taxes deemed probable and estimable totaling $1.3 million and $1.1 million as of December 31, 2025 and 2024, respectively, which are included in other current liabilities in the Company’s consolidated balance sheets.
16. 401(K) Savings Plans
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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 at the reasonable assurance level.
Our disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.
Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Additionally, our auditors are not required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 as we are considered an “emerging growth company” as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.    Other Information
Rule 10b5-1 Trading Arrangements
During the quarter ended December 31, 2025, the following officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted a Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, for the sale of our common stock. Shares in each 10b5-1 trading arrangement that are subject to restricted stock units and stock options may only be traded following satisfaction of applicable vesting requirements. In addition, because of pricing (such as future share price targets) and timing conditions in each 10b5-1 trading arrangement, it is not yet determinable how many shares actually will be sold under each plan prior to its expiration date.
On December 9, 2025, Melanie Goins, our General Counsel and Chief People Officer, entered into a 10b5-1 trading plan during an open insider trading window, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions for trades over a period of time from March 9, 2026 until December 1, 2026 or such earlier time as when 45,000 shares of the Company’s common stock are sold.
During the quarter ended December 31, 2025, no other directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Our Board of Directors has adopted a Code of Conduct applicable to all officers, directors, and employees, which is available on our website (investors.1stdibs.com) under “Governance—Governance Documents.” We intend to make all required disclosures regarding any amendments to, or waivers from, any provisions of the code at the same location of our website.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 12.    Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 13.    Certain Relationships and Related Party Transactions
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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

10.6+	2021 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed March 3, 2022).
10.7+	Offer Letter from the Registrant to David S. Rosenblatt, dated February 5, 2021 (incorporated by reference from Exhibit 10.7 to the Form S-1).
10.8+	Offer Letter from the Registrant to Thomas Etergino, dated February 25, 2022 (incorporated by reference from Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K filed March 1, 2022).
10.9+*	Offer Letter from the Registrant to Melanie Goins, dated February 9, 2021
10.10+	Form of Executive Bonus Plan (incorporated by reference from Exhibit 10.10 to the Form S-1).
10.11+	1stdibs.com, Inc. Executive Severance Plan (incorporated by reference from Exhibit 10.11 to the Form S-1).
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

19.1	Insider Trading Policy (incorporated by reference from Exhibit 19.1 to the registrant’s Annual Report on Form 10-K filed March 3, 2025).
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, New York, on February 27, 2026.

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

Signature	Title	Date

/s/ David S. Rosenblatt	Chief Executive Officer and Director	February 27, 2026
David S. Rosenblatt	(Principal Executive Officer)

/s/ Thomas Etergino	Chief Financial Officer	February 27, 2026
Thomas Etergino	(Principal Financial and Accounting Officer)

/s/ Matthew R. Cohler	Director	February 27, 2026
Matthew R. Cohler

/s/ Lori A. Hickok	Director	February 27, 2026
Lori A. Hickok

/s/ Andrew G. Robb	Director	February 27, 2026
Andrew G. Robb

/s/ Brian J. Schipper	Director	February 27, 2026
Brian J. Schipper

/s/ Everette Taylor	Director	February 27, 2026
Everette Taylor

/s/ Paula J. Volent	Director	February 27, 2026
Paula J. Volent