Form 10-Q
period 2026-03-31
1stdibs.com, Inc.
filed 2026-05-08
CIK 1600641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of April 30, 2026, the registrant had 35,333,511 shares of common stock, $0.01 par value per share outstanding, net of treasury stock.

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

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties.. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this Quarterly Report. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
1STDIBS.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$20,319	$22,880
Short-term investments	64,964	72,157
Accounts receivable, net of allowance for doubtful accounts of $64 and $72 at March 31, 2026 and December 31, 2025, respectively	647	422
Prepaid expenses	2,523	3,203
Receivables from payment processors	3,407	1,990
Other current assets	1,521	1,631
Total current assets	93,381	102,283
Restricted cash, non-current	3,710	3,704
Property and equipment, net	2,589	2,731
Operating lease right-of-use assets	15,705	16,665
Goodwill	4,291	4,306
Other assets	2,171	2,418
Total assets	$121,847	$132,107
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$952	$1,765
Payables due to sellers	7,415	6,649
Accrued expenses	9,142	9,461
Operating lease liabilities, current	4,516	4,447
Other current liabilities	2,878	2,059
Total current liabilities	24,903	24,381
Operating lease liabilities, non-current	12,986	14,141
Other liabilities	4	4
Total liabilities	37,893	38,526
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; zero shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 44,419,247 and 44,086,361 shares issued as of March 31, 2026 and December 31, 2025, respectively; and 35,445,599 and 36,848,301 outstanding as of March 31, 2026 and December 31, 2025, respectively	444	441
Treasury stock, at cost; 8,973,648 and 7,238,060 shares as of March 31, 2026 and December 31, 2025, respectively	(44,419)	(34,977)
Additional paid-in capital	476,135	474,288
Accumulated deficit	(348,192)	(346,018)
Accumulated other comprehensive loss	(14)	(153)
Total stockholders’ equity	83,954	93,581
Total liabilities and stockholders’ equity	$121,847	$132,107
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net revenue	$22,388	$22,545
Cost of revenue	5,723	6,223
Gross profit	16,665	16,322
Operating expenses:
Sales and marketing	6,285	9,116
Technology development	6,182	5,612
General and administrative	6,843	6,952
Provision for transaction losses	674	897
Total operating expenses	19,984	22,577
Loss from operations	(3,319)	(6,255)
Other income, net:
Interest income	847	1,099
Other, net	302	354
Total other income, net	1,149	1,453
Net loss before income taxes	(2,170)	(4,802)
Provision for income taxes	(4)	(4)
Net loss	$(2,174)	$(4,806)
Net loss per share—basic and diluted	$(0.06)	$(0.14)
Weighted average common shares outstanding—basic and diluted	36,367,078	35,573,283
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(2,174)	$(4,806)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for each of the three months ended March 31, 2026 and 2025	315	68
Unrealized (losses) gains on short-term investments, net of tax of $0 for each of the three months ended March 31, 2026 and 2025	(176)	12
Comprehensive loss	$(2,035)	$(4,726)
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2025	36,848,301	$441	$474,288	$(346,018)	$(153)	$(34,977)	$93,581
Issuance of common stock for exercise of stock options	1,666	—	7	—	—	—	7
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	331,220	3	(1,165)	—	—	—	(1,162)
Stock-based compensation	—	—	3,005	—	—	—	3,005
Repurchase of common stock	(1,735,588)	—	—	—	—	(9,442)	(9,442)
Other comprehensive income	—	—	—	—	139	—	139
Net loss	—	—	—	(2,174)	—	—	(2,174)
Balances as of March 31, 2026	35,445,599	$444	$476,135	$(348,192)	$(14)	$(44,419)	$83,954

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2024	35,827,866	$422	$463,224	$(332,352)	$(371)	$(31,618)	$99,305
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	334,175	3	(621)	—	—	—	(618)
Stock-based compensation	—	—	4,074	—	—	—	4,074
Repurchase of common stock	(477,992)	—	—	—	—	(1,794)	(1,794)
Other comprehensive income	—	—	—	—	80	—	80
Net loss	—	—	—	(4,806)	—	—	(4,806)
Balances as of March 31, 2025	35,684,049	$425	$466,677	$(337,158)	$(291)	$(33,412)	$96,241

See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,174)	$(4,806)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	387	457
Stock-based compensation expense	2,991	4,050
Provision for transaction losses, returns and refunds	143	35
Non-cash operating lease expense	960	867
Accretion of discounts and amortization of premiums on short-term investments, net	18	176
Other, net	613	(2)
Changes in operating assets and liabilities:
Accounts receivable	(240)	(178)
Prepaid expenses and other current assets	583	550
Receivables from payment processors	(1,419)	(1,191)
Other assets	119	136
Accounts payable and accrued expenses	(1,123)	(194)
Payables due to sellers	766	1,201
Operating lease liabilities	(1,086)	(1,012)
Other current liabilities and other liabilities	521	(185)
Net cash provided by (used in) operating activities	1,059	(96)
Cash flows from investing activities:
Maturities of short-term investments	22,037	20,050
Sales of short-term investments	—	988
Purchases of short-term investments	(15,038)	(23,984)
Purchases of property and equipment	(232)	(319)
Net cash provided by (used in) investing activities	6,767	(3,265)
Cash flows from financing activities:
Proceeds from exercise of stock options	7	—
Payments for repurchase of common stock	(9,146)	(1,794)
Payments for taxes related to net share settlement of stock-based compensation awards	(1,162)	(618)
Net cash used in financing activities	(10,301)	(2,412)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(80)	126
Net decrease in cash, cash equivalents, and restricted cash	(2,555)	(5,647)
Cash, cash equivalents, and restricted cash at beginning of the period	26,584	29,621
Cash, cash equivalents, and restricted cash at end of the period	$24,029	$23,974
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
Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2026.
The consolidated balance sheet as of December 31, 2025, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2026.
There have been no material changes to the Company's significant accounting policies as described in the Form 10-K.
Restructuring Expenses
During the three months ended March 31, 2026, the Company incurred $0.5 million of Restructuring expenses consisting of employee severance, taxes, and benefits costs relating to a reorganization intended to improve operational and cost efficiency. There were no Restructuring expenses recorded in the three months ended March 31, 2025.
The following table displays a rollforward of the charges and payments to the accrued balance as of March 31, 2026:

(in thousands)	Restructuring Charges
Balance, December 31, 2025	$90
Restructuring expenses	494
Cash payments	(80)
Balance, March 31, 2026	$504
The majority of the remaining $0.5 million of severance accrued as of March 31, 2026 is anticipated to be paid during the year ending December 31, 2026, while approximately $0.1 million is expected to be paid during the year ending December 31, 2027.
The employee severance and benefits costs are included within the respective financial statement line items on the condensed consolidated statement of operations as shown in the table below for the three months ended March 31, 2026:

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended March 31,
(in thousands)	2026
Cost of revenue	$16
Sales and marketing	415
Technology development	48
General and administrative	15
Total	$494
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
Cash, Cash Equivalents, and Restricted Cash
The following represents the Company’s cash, cash equivalents, and restricted cash as of the periods presented:

(in thousands)	March 31, 2026	March 31, 2025
Cash and cash equivalents	$20,319	$20,304
Restricted cash, non-current	3,710	3,670
Total cash, cash equivalents, and restricted cash	$24,029	$23,974
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. As of both March 31, 2026 and 2025, the Company’s restricted cash, non-current relates to $3.7 million in Letters of Credit for its office leases. The carrying value of the restricted cash approximates fair value. During the three months ended March 31, 2026 and 2025, the Company purchased $1.0 million and $11.3 million of available-for-sale securities classified as cash equivalents, respectively.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recently Issued Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with a practical expedient of developing reasonable and supportable forecasts as part of estimating expected credit losses, that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company has elected to apply this practical expedient on a prospective basis. The adoption of ASU 2025-05 did not have a material impact on the Company’s condensed consolidated financial statements.
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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Short-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The table below segregates all assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$7,462	$—	$—	$7,462
U.S. Treasury securities	—	999	—	999
Total cash equivalents	$7,462	$999	$—	$8,461
Short-term investments:
Commercial paper	$—	$981	$—	$981
Corporate notes	—	18,520	—	18,520
U.S. Treasury securities	—	20,402	—	20,402
U.S. Government agency securities	—	25,061	—	25,061
Total short-term investments	$—	$64,964	$—	$64,964

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$8,542	$—	$—	$8,542
U.S. Government agency securities	—	1,097	—	1,097
Total cash equivalents	$8,542	$1,097	$—	$9,639
Short-term investments:
Commercial paper	$—	$1,992	—	1,992
Corporate notes	—	23,799	—	23,799
U.S. Treasury securities	—	22,090	—	22,090
U.S. Government agency securities	—	24,276	—	24,276
Total short-term investments	$—	$72,157	$—	$72,157
There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2026 and 2025. The Company’s cash equivalents and short-term investments for the periods presented were valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs and were classified as Level 1 or Level 2, accordingly. As of March 31, 2026 and December 31, 2025, all other financial instruments not included in the table above were classified as Level 1 and approximates fair value.
3. Revenue Recognition
The following table summarizes the Company’s net revenue by type of service for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Seller marketplace services	$22,179	$22,286
Other services	209	259
Total net revenue	$22,388	$22,545
The Company generates net revenue from seller marketplace services and other services. Seller marketplace services primarily consist of marketplace transactions, subscriptions, and sponsored listings. Other services consist of other charges to the Company’s sellers including advertising revenues generated from displaying ads on the Company’s online marketplace. Net revenue by geographic region is determined based on the country the buyer is located in. For the three months ended March 31,

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2026 and 2025, approximately 81% and 82% of on-platform marketplace transaction net revenue was derived from the United States, respectively. No other individual country’s net revenue exceeded 10% of total net revenue.
4. Short-Term Investments
The following tables summarize the estimated value of the Company’s short-term investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$983	$—	$(2)	$981
Corporate notes	18,552	3	(35)	18,520
U.S. Treasury securities	20,399	19	(16)	20,402
U.S. Government agency securities	25,096	1	(36)	25,061
Total short-term investments	$65,030	$23	$(89)	$64,964

	December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$1,991	$1	$—	$1,992
Corporate notes	23,753	51	(5)	23,799
U.S. Treasury securities	22,039	52	(1)	22,090
U.S. Government agency securities	24,264	17	(5)	24,276
Total short-term investments	$72,047	$121	$(11)	$72,157
There were no sales of available-for-sale debt securities during the three months ended March 31, 2026 and 2025. The Company evaluates securities for expected credit losses on a quarterly basis with consideration given to the financial condition and near-term prospects of the issuer, whether the Company intends to sell the securities, and whether it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.
As of March 31, 2026 no securities had been in a continuous unrealized loss position for more than 12 months. As of December 31, 2025, the Company had gross unrealized losses of less than $0.1 million, associated with an aggregate fair value of $2.1 million of short-term investments which have been in a continuous unrealized loss position for more than 12 months. The Company does not believe the unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence.
The Company did not recognize any credit losses related to available-for-sale debt securities during the three months ended March 31, 2026 and 2025. As of March 31, 2026, the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell these before they mature.
As of March 31, 2026, the fair value of short-term investments by remaining contractual maturity consisted of the following:

(in thousands)	Fair Value
Remaining maturity date one year or less	$40,653
Remaining maturity date greater than one year	24,311
Total short-term investments	$64,964

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Property and Equipment, net
As of March 31, 2026 and December 31, 2025, property and equipment, net consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Internal-use software	$12,618	$21,183
Leasehold improvements	4,025	4,025
Computer equipment and software	726	753
Software in progress	583	427
Furniture and fixtures	89	73
Total property and equipment, gross	18,041	26,461
Less: Accumulated depreciation and amortization	(15,452)	(23,730)
Total property and equipment, net	$2,589	$2,731
As of March 31, 2026 and December 31, 2025, the net book value of internal-use software was $1.5 million and $1.8 million, respectively. Depreciation and amortization expense related to the Company’s property and equipment totaled $0.4 million for the three months ended March 31, 2026, which included amortization expense for internal-use software of $0.3 million. Depreciation and amortization expense related to the Company’s property and equipment totaled $0.5 million for the three months ended March 31, 2025, which included amortization expense for internal-use software of $0.4 million.
6. Accrued Expenses
As of March 31, 2026 and December 31, 2025, accrued expenses consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Compensation & benefits	$2,206	$2,794
Shipping	2,131	1,804
Sales & use taxes payable	1,358	1,517
Allowance for transaction losses	842	846
Professional fees	783	920
Restructuring expenses	504	90
Other	1,318	1,490
Total accrued expenses	$9,142	$9,461
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
As of March 31, 2026, the Company had $15.7 million of operating lease right-of-use assets, $4.5 million and $13.0 million of current and non-current operating lease liabilities, respectively, and no finance leases on its condensed consolidated balance sheet. These operating lease arrangements, included in the measurement of lease liabilities, had a weighted-average remaining lease term of 3.6 years, a weighted-average discount rate of 6.3%, and do not reflect options to extend or terminate its leases, as management does not consider the exercise of these options to be reasonably certain. As of December 31, 2025, the Company had $16.7 million of operating lease right-of-use assets, $4.4 million and $14.1 million of current and non-current operating lease liabilities, respectively, and no finance leases on its consolidated balance sheet.
During the three months ended March 31, 2026, the Company paid $1.4 million for amounts included in the measurement of lease liabilities and $1.5 million during the three months ended March 31, 2025. The Company did not enter into any new lease arrangements during the three months ended March 31, 2026 or 2025.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes total lease expense, net for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease expense	$1,243	$1,226
Short-term lease expense	—	34
Variable lease expense	351	303
Total lease expense	1,594	1,563
Sublease income	(897)	(883)
Total lease expense, net	$697	$680
Operating lease expense is recognized on a straight-line basis over the term of the arrangement beginning on the lease commencement date for lease arrangements that have an initial term greater than 12 months and therefore are recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term for lease arrangements that have an initial term of 12 months or less and therefore are not recorded on the balance sheet. Variable lease expense is recognized as incurred and consists primarily of real estate taxes, utilities, and other office space related expenses. As of March 31, 2026, the total remaining operating lease payments included in the measurement of lease liabilities, and undiscounted remaining cash receipts from the Company’s Sublease was as follows (in thousands):

Fiscal Year Ending December 31,	Operating Lease Payments	Sublease Cash Receipts
2026 (remaining)	$(4,071)	$2,636
2027	(5,429)	3,574
2028	(5,429)	3,645
2029	(4,458)	3,718
2030	(41)	—
Total (payments) cash receipts	$(19,428)	$13,573
Less: imputed interest	1,926
Total lease liabilities	$(17,502)
8. Other Current Liabilities
As of March 31, 2026 and December 31, 2025, other current liabilities consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Sales and other indirect tax contingencies	$1,805	$1,346
Other	1,073	713
Total other current liabilities	$2,878	$2,059
9. Equity
Preferred Stock
Effective June 14, 2021, in connection with the closing of the Company’s Initial Public Offering (“IPO”), the Company’s board of directors (“Board”) is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share, in one or more series. The Company's Board has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. As of March 31, 2026 and December 31, 2025, no shares of preferred stock were issued or outstanding.
Common Stock
As of March 31, 2026 and December 31, 2025, the Company had authorized 400,000,000 shares of voting common stock, $0.01 par value per share. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stockholders, the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Board out of legally available funds. If there is a liquidation, dissolution, or winding up of the

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock. The rights, preferences, and privileges of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.
As of March 31, 2026 and December 31, 2025, the Company had reserved shares of common stock for issuance in connection with the following:

	March 31, 2026	December 31, 2025
Options to purchase common stock	2,403,637	2,405,436
Restricted stock units outstanding	5,372,596	4,221,609
Shares available for future grant under the 2021 Plan	2,049,030	1,900,107
Shares available for future grant under the ESPP	2,698,417	2,329,934
Total	12,523,680	10,857,086
Treasury Stock
As of March 31, 2026, the Company had 8,973,648 shares of treasury stock carried at its cost basis of $44.4 million, and approximately $1.0 million remains available for future purchases.
The following table summarizes total treasury stock purchased under each of the Company's programs as of the periods presented:

(in thousands except share amounts)	March 31, 2026		December 31, 2025
	Shares	Cost Basis	Shares	Cost Basis
2023 Stock Repurchase Program	4,926,635	$25,373	4,926,635	$25,373
2024 Stock Repurchase Program	1,994,879	8,039	1,994,879	8,039
2025 Stock Repurchase Program	2,052,134	11,007	316,546	1,565
Total	8,973,648	$44,419	7,238,060	$34,977
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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As of March 31, 2026, 2,049,030 shares were available for future grants of the Company’s common stock.
Stock Options
The following table summarizes the activity related to the Company’s stock options:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	2,405,436	$8.23	5.4	$639
Granted	—	$—
Exercised	(1,666)	$4.02
Cancelled/Forfeited	(133)	$9.45
Outstanding as of March 31, 2026	2,403,637	$8.23	5.1	$414
Options exercisable as of March 31, 2026	2,392,387	$8.24	5.1	$414
Options vested and expected to vest as of March 31, 2026	2,403,637	$8.23	5.1	$414
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.
There were no stock options granted during the three months ended March 31, 2026 and 2025. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2026 was less than $0.1 million. There were no stock options exercised during the three months ended March 31, 2025. The total fair value of stock options vested was $0.3 million and $0.6 million during the three months ended March 31, 2026 and 2025, respectively.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock units:

	Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	4,221,609	$3.87
Granted	1,776,450	$5.40
Vested	(542,638)	$4.67
Cancelled	(82,825)	$3.22
Outstanding as of March 31, 2026	5,372,596	$4.30
The estimated weighted-average grant date fair value of restricted stock units granted was $5.40 and $2.99 per share for the three months ended March 31, 2026 and 2025, respectively. The total grant date fair value of restricted stock units vested was $2.5 million and $3.0 million for the three months ended March 31, 2026,and 2025, respectively.
Employee Stock Purchase Plan
In May 2021, the Company's Board adopted, and its stockholders approved, the Company's 2021 Employee Stock Purchase Plan (the "ESPP"). A total of 2,698,417 shares of the Company's authorized but unissued or reacquired shares of its common stock (as adjusted for stock splits, stock dividends, combinations, and the like) are available for issuance under the ESPP. The number of shares of the Company's common stock that will be available for issuance under the ESPP also includes an annual increase on the first day of each fiscal year, for a period of not more than 10 years, beginning on January 1, 2022 and ending on, and including, January 1, 2031, equal to the least of: (i) 1% of the outstanding shares of the Company’s common stock on such date, (ii) 400,000 shares (as adjusted for stock splits, stock dividends, combinations, and the like) or (iii) a lesser amount determined by the Compensation Committee or the Company’s Board. On January 1, 2026, the number of shares of common stock available for issuance under the ESPP was automatically increased according to its terms by 368,483 shares.
During regularly scheduled “offerings” under the ESPP, participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation, or such lower limit as may be determined by the Compensation Committee from time to time. Participants will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering. Participation in the ESPP will end automatically on termination of employment. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date, whichever is less. The fair market value of the Company’s common stock for this purpose will generally be the closing price on the Nasdaq Global Market (or such other exchange as the Company’s common stock may be traded at the relevant time) for the date in question, or if such date is not a trading day, for the last trading day before the date in question. As of March 31, 2026, an initial offering period has not commenced, and for the three months ended March 31, 2026 and 2025, no shares of common stock were purchased under the ESPP.
Stock-Based Compensation Expense
The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statements of operations:

(in thousands)	Three Months Ended March 31,
	2026	2025
Cost of revenue	$73	$91
Sales and marketing	437	770
Technology development	941	1,028
General and administrative	1,540	2,161
Total stock-based compensation expense	$2,991	$4,050
Stock-based compensation costs capitalized in connection with the Company’s internal-use software was less than $0.1 million for the three months ended March 31, 2026 and 2025. As of March 31, 2026, total unrecognized compensation expense related to unvested stock-based awards was $21.5 million, which is expected to be recognized over a weighted-average period of 2.4 years.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Income Taxes
The Company’s income tax provision was immaterial for the three months ended March 31, 2026 and 2025 due to net loss before income taxes expected to be incurred for the year ending December 31, 2026 and incurred for the year ended December 31, 2025, as well as the Company’s full valuation allowance maintained against its net deferred tax assets. The Company’s history of pre-tax losses represents sufficient evidence that a full valuation allowance is appropriate. As of March 31, 2026, the Company had no material liabilities for interest and penalties accrued.
12. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Numerator:
Net loss	$(2,174)	$(4,806)
Denominator:
Weighted average common shares outstanding—basic and diluted	36,367,078	35,573,283
Net loss per share—basic and diluted	$(0.06)	$(0.14)
The Company’s potentially dilutive securities, which include outstanding stock options and RSUs have been excluded from the computation of diluted net loss per share from each period as including them would have had an anti-dilutive effect. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potentially dilutive securities for each period presented:

	March 31,
	2026	2025
Options to purchase common stock	2,403,637	3,378,897
Restricted stock units	5,372,596	5,583,502
Total	7,776,233	8,962,399
13. Commitments and Contingencies
Contractual Obligations
The Company has $20.6 million of non-cancelable contractual commitments as of March 31, 2026, primarily related to its operating lease agreements for both its current and former corporate headquarters in New York, NY, not including any offset for sublease income, as well as other software and support services. For those agreements with variable terms, the Company does not estimate what the total obligation may be beyond any minimum obligations. The following table represents the Company’s commitments under its purchase obligations as of March 31, 2026 (in thousands):

Fiscal Year Ending December 31,	Lease Obligations	Other Obligations	Total Obligations
2026 (remaining)	$4,071	$803	$4,874
2027	5,429	344	5,773
2028	5,429	41	5,470
2029	4,458	—	4,458
2030	41	—	41
Total	$19,428	$1,188	$20,616
Legal Proceedings
The Company is subject to various claims and contingencies, which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the point in the legal matter where the Company believes a conclusion to the matter will be reached. The Company does not believe that it is party to any pending legal proceedings that are likely to have a material effect on its business, financial condition, or results of operations for the three months ended March 31, 2026. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible. During the year ended December 31, 2025, the Company received a $1.4 million complaint from a trustee in a third-party bankruptcy proceeding seeking recovery of amounts paid for various purchases made on the Company’s platform after the commencement of the bankruptcy proceedings. This complaint is similar to hundreds of other similar cases commenced in connection with the bankruptcy proceeding, and the Company intends to defend against the trustee’s claim vigorously. The Company does not believe potential losses are estimable or probable at this time.
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
Sales and other indirect tax contingencies
The Company conducts operations in many tax jurisdictions for which indirect taxes, such as sales, use and other indirect taxes, are assessed on its operations. Although the Company is diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient presence or responsibility for a jurisdiction to levy taxes, fees, and surcharges for sales made on an e-commerce platform. The Company recognized liabilities for contingencies related to sales and indirect taxes deemed probable and estimable totaling $1.8 million and $1.3 million as of March 31, 2026 and December 31, 2025, respectively, which are included in other current liabilities in the Company’s condensed consolidated balance sheets.

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

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
GMV	$89,742	$94,740
Number of Orders	31,112	35,262
Active Buyers	58,323	64,799
Adjusted EBITDA (unaudited)	$553	$(1,748)
Free cash flow (unaudited)	$827	$(415)

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

Results of Operations
The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended March 31,
	2026	2025
Net revenue	$22,388	$22,545
Cost of revenue	5,723	6,223
Gross profit	16,665	16,322
Operating expenses:
Sales and marketing	6,285	9,116
Technology development	6,182	5,612
General and administrative	6,843	6,952
Provision for transaction losses	674	897
Total operating expenses	19,984	22,577
Loss from operations	(3,319)	(6,255)
Other income, net:
Interest income	847	1,099
Other, net	302	354
Total other income, net	1,149	1,453
Net loss before income taxes	(2,170)	(4,802)
Provision for income taxes	(4)	(4)
Net loss	$(2,174)	$(4,806)
The following table summarizes our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Net revenue	100%	100%
Cost of revenue	26	28
Gross profit	74	72
Operating expenses:
Sales and marketing	28	40
Technology development	28	25
General and administrative	30	31
Provision for transaction losses	3	4
Total operating expenses	89	100
Loss from operations	(15)	(28)
Other income, net:
Interest income	4	5
Other, net	1	1
Total other income, net	5	6
Net loss before income taxes	(10)	(22)
Provision for income taxes	—	—
Net loss	(10)%	(22)%
Comparison of the Three Months Ended March 31, 2026 and 2025
Net Revenue

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Net revenue	$22,388	$22,545	$(157)	(1)%

Net revenue was $22.4 million for the three months ended March 31, 2026, as compared to $22.5 million for the three months ended March 31, 2025. The decrease of $0.2 million, or 1%, was mainly due to a decrease in GMV which was mainly due to a decrease in orders for the three months ended March 31, 2026. While the impacts are difficult to isolate and quantify, we believe our GMV, number of orders, and net revenue have continued to be impacted negatively, both directly and indirectly, by macroeconomic factors, including significant housing market volatility, significant capital market volatility, and global economic and geopolitical developments. We believe we have, and continue to work to position the business to benefit from an improvement in macroeconomic factors.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 74% and 75% of our net revenue for the three months ended March 31, 2026 and 2025, respectively. Subscription fees accounted for 21% of our net revenue for each of the three months ended March 31, 2026 and 2025.
Cost of Revenue

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Cost of revenue	$5,723	$6,223	$(500)	(8)%
Cost of revenue was $5.7 million for the three months ended March 31, 2026, as compared to $6.2 million for the three months ended March 31, 2025. The decrease of $0.5 million, or 8%, was mainly due to a $0.2 million decrease in payment processing fees due to the decrease in GMV and a $0.2 million decrease in net shipping expenses partially due to a decrease in actual expenses during the quarter and a one-time recovery of carrier overcharges.
Gross Profit and Gross Margin
Gross profit was $16.7 million and gross margin was 74.4% for the three months ended March 31, 2026, as compared to gross profit of $16.3 million and gross margin of 72.4% for the three months ended March 31, 2025. The increase in gross profit and gross margin for the three months ended March 31, 2026 was mainly due to the decrease in cost of revenue partially offset by the decrease in net revenue as outlined above.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Sales and marketing	$6,285	$9,116	$(2,831)	(31)%
Sales and marketing expense was $6.3 million for the three months ended March 31, 2026, as compared to $9.1 million for the three months ended March 31, 2025. The decrease of $2.8 million, or 31%, was mainly due to a $1.8 million decrease in performance-based marketing and promotional campaigns. We also had a $0.7 million net decrease in headcount costs mainly due to our 2025 restructuring, partially offset by severance from the March 2026 reorganization and annual compensation adjustments.
Technology Development

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Technology development	$6,182	$5,612	$570	10%
Technology development expense was $6.2 million for the three months ended March 31, 2026, as compared to $5.6 million for the three months ended March 31, 2025. The increase of $0.6 million, or 10%, was mainly due to a $0.5 million increase in salaries and benefits from our annual March compensation adjustments.
General and Administrative

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change	% Change
General and administrative	$6,843	$6,952	$(109)	(2)%
General and administrative expense was $6.8 million for the three months ended March 31, 2026, relatively flat compared to $7.0 million for the three months ended March 31, 2025. The $0.1 million, decrease was mainly due to a $0.6 million reduction in stock-based compensation which was partially offset by a $0.3 million increase in sales and indirect taxes and a $0.2 million increase in headcount-related costs.

Provision for Transaction Losses

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Provision for transaction losses	$674	$897	$(223)	(25)%
Provision for transaction losses was $0.7 million for the three months ended March 31, 2026, as compared to $0.9 million for the three months ended March 31, 2025. The decrease of $0.2 million, or 25%, was mainly due to a decrease in damage and chargeback claims.
Other Income, Net

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Total other income, net	$1,149	$1,453	$(304)	(21)%
Other income, net was $1.1 million for the three months ended March 31, 2026, as compared to $1.5 million for the three months ended March 31, 2025. The decrease of $0.3 million, or 21%, was due mainly to lower interest income driven by lower cash, cash equivalents, and short-term investments for the three months ended March 31, 2026 coupled with lower interest rates.
Non-GAAP Financial Measures
Adjusted EBITDA
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
We define Adjusted EBITDA as our net loss, excluding: (1) depreciation and amortization; (2) stock-based compensation expense; (3) other income, net; (4) provision for income taxes; (5) restructuring expenses; and (6) strategic alternative expenses. The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net loss	$(2,174)	$(4,806)
Depreciation and amortization	387	457
Stock-based compensation expense	2,991	4,050
Other income, net	(1,149)	(1,453)
Provision for income taxes	4	4
Restructuring expenses	494	—
Adjusted EBITDA	$553	$(1,748)
Free Cash Flow
Free cash flow is a non-GAAP financial measure defined as net cash from operating activities less purchases of property and equipment. We use free cash flow as a supplemental measure of liquidity and to evaluate our ability to generate cash from operations that can be used for strategic initiatives and working capital requirements.
We believe that free cash flow is an important financial measure for use in evaluating our financial performance. Free cash flow has limitations as it omits certain components of the condensed consolidated statements of cash flows and does not represent the residual cash flow available for discretionary expenditures. Other companies may calculate free cash flow differently, which reduces its usefulness as a comparative measure. As a result of these limitations, free cash flow should be considered in addition to, rather than as a substitute for, net cash from operating activities as a measure of our liquidity and our other GAAP results.
The following table reflects the reconciliation of net cash from operating activities to free cash flow for each of the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$1,059	$(96)
Purchases of property and equipment	(232)	(319)
Free cash flow (unaudited)	$827	$(415)
Liquidity and Capital Resources
As of March 31, 2026, we had cash, cash equivalents and short-term investments of $85.3 million and an accumulated deficit of $348.2 million. Net cash provided by operating activities was $1.1 million in the three months ended March 31, 2026. We expect operating losses to continue in the foreseeable future as we continue to strategically invest in growth activities. Our cash flows, including net cash used in or provided by operating activities, may vary from quarter to quarter, due to the timing of payments to sellers, vendor contracts and prepayments, annual bonuses, marketing related expenses, and other factors. Our principal use of cash is to fund our operations including platform development to support our strategic initiatives and anticipated share repurchases under our Stock Repurchase Program. As we continue to enhance our processes and enter into a new agreement with our payment processors, in 2026 we expect to have certain funds classified as payment processor receivables and seller accounts, an other current asset on our consolidated balance sheet. This change is expected to lower our cash and cash equivalents balance by approximately $6 million to $10 million and increase our other current assets by the same approximate amounts. This change will have no impact on total current assets or total assets.
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
Stock Repurchase Program
In November 2025, our Board of Directors authorized us to repurchase up to an aggregate of $12.0 million of our common stock (“2025 Stock Repurchase Program”). During the three months ended March 31, 2026, 1,735,588 shares of our common stock were repurchased for a total cost of $9.4 million and approximately $1.0 million remains available under our 2025 Stock Repurchase Program. The following table summarizes total treasury stock purchased under each of the Company's programs as of the periods presented:

(in thousands except share amounts)	March 31, 2026		December 31, 2025
	Shares	Cost Basis	Shares	Cost Basis
2023 Stock Repurchase Program	4,926,635	$25,373	4,926,635	$25,373
2024 Stock Repurchase Program	1,994,879	8,039	1,994,879	8,039
2025 Stock Repurchase Program	2,052,134	11,007	316,546	1,565
Total	8,973,648	$44,419	7,238,060	$34,977
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$1,059	$(96)
Net cash provided by (used in) investing activities	6,767	(3,265)
Net cash used in financing activities	(10,301)	(2,412)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(80)	126
Net decrease in cash, cash equivalents, and restricted cash	$(2,555)	$(5,647)
Cash Flows from Operating Activities
Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2026 and was mainly due to positive operating results. These positive results were partially offset by changes in operating assets and liabilities, including a $1.4 million increase in receivables from payment processors due to timing, a $1.1 million decrease in accounts payable and accrued expenses due to the timing of vendor payments and related invoices, and a $1.1 million decrease in operating lease liabilities due to our operating lease payments.
Net cash used in operating activities was $0.1 million for the three months ended March 31, 2025 and was driven primarily by offsetting increases and decreases in operating assets and liabilities, including a $1.2 million increase in receivables from payment processors due to an increase in GMV and the timing of cash receipts from the payment processors, a $1.0 million decrease in operating lease liabilities due to our monthly operating lease payments, partially offset by a $1.2 million increase in payables due to sellers due to an increase in GMV and the timing of the payments we make to our sellers.
Cash Flows from Investing Activities
Net cash provided by investing activities was $6.8 million for the three months ended March 31, 2026, and was mainly due to $22.0 million in maturities of short-term investments, partially offset by $15.0 million in purchases of short-term investments.

Net cash used in investing activities was $3.3 million for the three months ended March 31, 2025, and was driven primarily by $24.0 million in purchases of short-term investments, partially offset by $21.0 million in maturities and sales of short-term investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $10.3 million for the three months ended March 31, 2026, and was driven primarily by $9.1 million in repurchases of our common stock as part of our 2025 Stock Repurchase Program and $1.2 million of payments for taxes related to net share settlements of stock-based compensation awards.
Net cash used in financing activities was $2.4 million for the three months ended March 31, 2025, and was driven primarily by $1.8 million in purchases of our common stock as part of our 2024 Stock Repurchase Program and $0.6 million of payments for taxes related to net share settlements of stock-based compensation awards.
Contractual Obligations
As of March 31, 2026, there were no material changes in commitments under contractual obligations compared to the contractual obligations disclosed in our Form 10-K.
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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
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

Interest Rate Sensitivity
Interest rate risk relates to the loss we could incur in our cash, cash equivalents and short-term investments due to a change in interest rates. As of March 31, 2026, we had cash, cash equivalents and short-term investments of $85.3 million. Our cash and cash equivalents consist primarily of demand, money market accounts, and available-for-sale debt securities with an original maturity of 90 days or less. Our short-term investments consist primarily of U.S. Government agency and Treasury securities, as well as commercial paper and corporate notes which have an original maturity greater than 90 days and are highly liquid in nature. Due to the nature of our cash, cash equivalents and short-term investments, we would expect a hypothetical 100 basis point increase or decrease in interest rates to result in an approximate increase or decrease of $0.6 million in our cash, cash equivalents and short-term investments. The sensitivity analysis above is based on a simplified, hypothetical scenario and is not intended to represent actual outcomes, which may differ due to changes in the timing of interest rate movements, investment maturities, and other factors.
Our principal use of cash, cash equivalents and short-term investments is to fund our operations including platform development to support our strategic initiatives and anticipated share repurchases under our Stock Repurchase Program. The remainder of cash, cash equivalents and short-term investments are held for working capital purposes and other potential uses including strategic investment opportunities. We do not enter into investments for trading or speculative purposes.
Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, Euros, and British pounds, depending on the currency selection of the seller. Our cost of revenue and operating expenses are primarily denominated in U.S. dollars. As we operate an online marketplace with international activity, including transactions denominated primarily in Euros and British pounds, we are exposed to the risk of fluctuations in foreign currency exchange rates. We monitor our foreign currency exposure on an ongoing basis and evaluate the tools and approaches available to manage such risk as our business evolves. To date, fluctuations due to changes in the Euro and the British pound have not been significant, but we may experience material foreign exchange gains and losses in our statement of operations in the future. For the three months ended March 31, 2026 and 2025, foreign currency translation adjustments resulted in a gain of $0.3 million and a gain of $0.1 million, respectively. As of March 31, 2026, we would expect an adverse 10% change in current exchange rates to result in no more than a $0.7 million decrease in net revenue for the three months ended March 31, 2026.
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated by requiring upfront payment for many of our services due to our diverse seller base, dispersed over various geographic regions and industry sectors. For the three months ended March 31, 2026 and 2025, no single customer accounted for more than 10% of our net revenue. We maintain provisions for potential credit losses and such losses to date have been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded.
Inflation Risk
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe certain metrics have continued to be impacted negatively, both directly and indirectly, by macroeconomic factors, including significant housing market volatility, significant capital market volatility, and global economic and geopolitical developments. Additionally, if our costs were to become subject to inflationary pressures, we might not be able to fully offset such higher costs through GMV and net revenue increases. Our inability or failure to do so could harm our business, financial condition, and results of operations. We cannot assure you that our business will not be affected in the future by inflation.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 at the reasonable assurance level.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of certain risks that affect our business, refer to the section entitled “Risk Factors” in our 2025 Annual Report on Form 10-K. There have been no material changes to the risk factors disclosed in our 2025 Form 10-K.
The risks described in our 2025 Form 10-K are not the only risks we face. We describe in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Quarterly Report on Form 10-Q certain known trends and uncertainties that affect our business. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) Issuer Purchases of Equity Securities
The following table presents details of our monthly share repurchases for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)
January 1, 2026 - January 31, 2026	46,946	$5.34	46,946	$10,177
February 1, 2026 - February 28, 2026	806,076	$5.42	806,076	$5,871
March 1, 2026 - March 31, 2026	882,566	$5.47	882,566	$1,046
Total	1,735,588		1,735,588
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
Item 5. Other Information
(c) Adoption or Termination of Insider Trading Arrangements
No directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities during the quarter ended March 31, 2026.

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

1STDIBS.COM, INC.

/s/ Thomas Etergino
Date: May 8, 2026	Thomas Etergino Chief Financial Officer (Principal Financial Officer)