Form 10-Q
period 2026-06-30
1stdibs.com, Inc.
filed 2026-08-05
CIK 1600641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number 001-40453
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of July 31, 2026, the registrant had 33,615,293 shares of common stock, $0.01 par value per share outstanding, net of treasury stock.

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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
1STDIBS.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$18,873	$22,880
Short-term investments	48,846	72,157
Accounts receivable, net of allowance for doubtful accounts of $75 and $72 at June 30, 2026 and December 31, 2025, respectively	598	422
Prepaid expenses	3,935	3,203
Receivables from payment processors and seller accounts	9,392	1,990
Other current assets	1,550	1,631
Total current assets	83,194	102,283
Restricted cash, non-current	3,716	3,704
Property and equipment, net	2,527	2,731
Operating lease right-of-use assets	14,728	16,665
Goodwill	4,293	4,306
Other assets	1,907	2,418
Total assets	$110,365	$132,107
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,077	$1,765
Payables due to sellers	7,394	6,649
Accrued expenses	9,031	9,461
Operating lease liabilities, current	4,586	4,447
Other current liabilities	2,723	2,059
Total current liabilities	24,811	24,381
Operating lease liabilities, non-current	11,812	14,141
Other liabilities	4	4
Total liabilities	36,627	38,526
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; zero shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 44,994,373 and 44,086,361 shares issued as of June 30, 2026 and December 31, 2025, respectively; and 33,615,293 and 36,848,301 outstanding as of June 30, 2026 and December 31, 2025, respectively	450	441
Treasury stock, at cost; 11,379,080 and 7,238,060 shares as of June 30, 2026 and December 31, 2025, respectively	(55,707)	(34,977)
Additional paid-in capital	478,273	474,288
Accumulated deficit	(349,215)	(346,018)
Accumulated other comprehensive loss	(63)	(153)
Total stockholders’ equity	73,738	93,581
Total liabilities and stockholders’ equity	$110,365	$132,107
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$23,317	$22,135	$45,705	$44,680
Cost of revenue	6,086	6,237	11,809	12,460
Gross profit	17,231	15,898	33,896	32,220
Operating expenses:
Sales and marketing	5,385	8,142	11,670	17,258
Technology development	6,322	5,902	12,504	11,514
General and administrative	6,658	6,606	13,501	13,558
Provision for transaction losses	929	965	1,603	1,862
Total operating expenses	19,294	21,615	39,278	44,192
Loss from operations	(2,063)	(5,717)	(5,382)	(11,972)
Other income, net:
Interest income	711	989	1,558	2,088
Other, net	363	434	665	788
Total other income, net	1,074	1,423	2,223	2,876
Net loss before income taxes	(989)	(4,294)	(3,159)	(9,096)
Provision for income taxes	(34)	(19)	(38)	(23)
Net loss	$(1,023)	$(4,313)	$(3,197)	$(9,119)
Net loss per share—basic and diluted	$(0.03)	$(0.12)	$(0.09)	$(0.26)
Weighted average common shares outstanding—basic and diluted	34,451,624	35,820,053	35,404,060	35,697,350
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(1,023)	$(4,313)	$(3,197)	$(9,119)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for each of the three and six months ended June 30, 2026 and 2025	5	124	320	192
Unrealized (losses) gains on short-term investments, net of tax of $0 for each of the three and six months ended June 30, 2026 and 2025	(54)	(23)	(230)	(11)
Comprehensive loss	$(1,072)	$(4,212)	$(3,107)	$(8,938)
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2026	35,445,599	$444	$476,135	$(348,192)	$(14)	$(44,419)	$83,954
Issuance of common stock for exercise of stock options	7,685	—	31	—	—	—	31
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	567,441	6	(906)	—	—	—	(900)
Stock-based compensation	—	—	3,013	—	—	—	3,013
Repurchase of common stock	(2,405,432)	—	—	—	—	(11,288)	(11,288)
Other comprehensive loss	—	—	—	—	(49)	—	(49)
Net loss	—	—	—	(1,023)	—	—	(1,023)
Balances as of June 30, 2026	33,615,293	$450	$478,273	$(349,215)	$(63)	$(55,707)	$73,738

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2025	36,848,301	$441	$474,288	$(346,018)	$(153)	$(34,977)	$93,581
Issuance of common stock for exercise of stock options	9,351	—	38	—	—	—	38
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	898,661	9	(2,071)	—	—	—	(2,062)
Stock-based compensation	—	—	6,018	—	—	—	6,018
Repurchase of common stock	(4,141,020)	—	—	—	—	(20,730)	(20,730)
Other comprehensive income	—	—	—	—	90	—	90
Net loss	—	—	—	(3,197)	—	—	(3,197)
Balances as of June 30, 2026	33,615,293	$450	$478,273	$(349,215)	$(63)	$(55,707)	$73,738

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2025	35,684,049	$425	$466,677	$(337,158)	$(291)	$(33,412)	$96,241
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	562,560	7	(720)	—	—	—	(713)
Stock-based compensation	—	—	3,549	—	—	—	3,549
Other comprehensive income	—	—	—	—	101	—	101
Net loss	—	—	—	(4,313)	—	—	(4,313)
Balances as of June 30, 2025	36,246,609	$432	$469,506	$(341,471)	$(190)	$(33,412)	$94,865

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2024	35,827,866	$422	$463,224	$(332,352)	$(371)	$(31,618)	$99,305
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	896,735	10	(1,341)	—	—	—	(1,331)
Stock-based compensation	—	—	7,623	—	—	—	7,623
Repurchase of common stock	(477,992)	—	—	—	—	(1,794)	(1,794)
Other comprehensive income	—	—	—	—	181	—	181
Net loss	—	—	—	(9,119)	—	—	(9,119)
Balances as of June 30, 2025	36,246,609	$432	$469,506	$(341,471)	$(190)	$(33,412)	$94,865
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,197)	$(9,119)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	755	880
Stock-based compensation expense	5,993	7,592
Provision for transaction losses, returns and refunds	339	294
Non-cash operating lease expense	1,936	1,777
Accretion of discounts and amortization of premiums on short-term investments, net	14	(250)
Other, net	604	(65)
Changes in operating assets and liabilities:
Accounts receivable	(219)	(305)
Prepaid expenses and other current assets	(1,034)	(1,261)
Receivables from payment processors and seller accounts	(7,401)	(895)
Other assets	394	(406)
Accounts payable and accrued expenses	(1,103)	(1,680)
Payables due to sellers	745	352
Operating lease liabilities	(2,190)	(2,031)
Other current liabilities and other liabilities	662	(122)
Net cash used in operating activities	(3,702)	(5,239)
Cash flows from investing activities:
Maturities of short-term investments	34,844	37,795
Sales of short-term investments	9,006	988
Purchases of short-term investments	(20,784)	(32,484)
Purchases of property and equipment	(529)	(449)
Net cash provided by investing activities	22,537	5,850
Cash flows from financing activities:
Proceeds from exercise of stock options	38	—
Payments for repurchase of common stock	(20,730)	(1,794)
Payments for taxes related to net share settlement of stock-based compensation awards	(2,060)	(1,333)
Net cash used in financing activities	(22,752)	(3,127)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(78)	338
Net decrease in cash, cash equivalents, and restricted cash	(3,995)	(2,178)
Cash, cash equivalents, and restricted cash at beginning of the period	26,584	29,621
Cash, cash equivalents, and restricted cash at end of the period	$22,589	$27,443
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
In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2026.
There have been no material changes to the Company's significant accounting policies as described in the Form 10-K except for the receivables from payment processors and seller accounts discussed below.
Restructuring Expenses
During the six months ended June 30, 2026, the Company incurred $0.5 million of Restructuring expenses consisting of employee severance, taxes, and benefits costs relating to a reorganization intended to improve operational and cost efficiency. There were no restructuring expenses recorded in the three months ended June 30, 2026 or the three and six months ended June 30, 2025.
The following table displays a rollforward of the charges and payments to the accrued balance as of June 30, 2026:

(in thousands)	Restructuring Charges
Balance, December 31, 2025	$90
Restructuring expenses	494
Cash payments	(220)
Balance, June 30, 2026	$364
The majority of the remaining $0.4 million of severance, taxes, and benefits costs accrued as of June 30, 2026 is anticipated to be paid during the year ending December 31, 2026, while approximately $0.1 million is expected to be paid during the year ending December 31, 2027.
The employee severance and benefits costs are included within the respective financial statement line items on the condensed consolidated statement of operations as shown in the table below for the six months ended June 30, 2026:

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	Six Months Ended June 30, 2026
Cost of revenue	$16
Sales and marketing	415
Technology development	48
General and administrative	15
Total	$494
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
Cash, Cash Equivalents, and Restricted Cash
The following represents the Company’s cash, cash equivalents, and restricted cash as of the periods presented:

(in thousands)	June 30, 2026	June 30, 2025
Cash and cash equivalents	$18,873	$22,431
Restricted cash, current	—	1,329
Restricted cash, non-current	3,716	3,683
Total cash, cash equivalents, and restricted cash	$22,589	$27,443
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. As of June 30, 2025, the Company’s restricted cash, current related to a hold back of cash from a payment processor that was subsequently released and paid back to the Company in July 2025. As of both June 30, 2026 and 2025, the Company’s restricted cash, non-current relates to $3.7 million in Letters of Credit for its office leases. The carrying value of the restricted cash approximates fair value. During the three months ended June 30, 2026 the Company did not purchase any available-for-sale securities classified as cash equivalents. During the six months ended June 30, 2026 the Company purchased $1.0 million of available-for-sale securities classified as cash equivalents. During the three and six months ended June 30, 2025 the Company purchased $1.1 million and $12.4 million of available-for-sale securities classified as cash equivalents, respectively.
Receivables from Payment Processors and Seller Accounts
Receivables from payment processors and seller accounts represent amounts received or expected to be received from buyers through third-party payment processors which flow through a bank account for payment to sellers in connection with

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
marketplace transactions. The Company reports these balances in other current assets on the condensed consolidated balance sheets, with a corresponding liability recorded within payables due to sellers. The Company settles payables due to sellers in accordance with its payment terms.
Recently Issued Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with a practical expedient of developing reasonable and supportable forecasts as part of estimating expected credit losses, that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted ASU 2025-05 on January 1, 2026 and has elected to apply this practical expedient on a prospective basis. The adoption of ASU 2025-05 did not have a material impact on the Company’s condensed consolidated financial statements.
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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Short-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The table below segregates all assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$7,997	$—	$—	$7,997
Total cash equivalents	$7,997	$—	$—	$7,997
Short-term investments:
Commercial paper	$—	$992	$—	$992
Corporate notes	—	20,768	—	20,768
U.S. Treasury securities	—	10,362	—	10,362
U.S. Government agency securities	—	16,724	—	16,724
Total short-term investments	$—	$48,846	$—	$48,846

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$8,542	$—	$—	$8,542
U.S. Government agency securities	—	1,097	—	1,097
Total cash equivalents	$8,542	$1,097	$—	$9,639
Short-term investments:
Commercial paper	$—	$1,992	—	1,992
Corporate notes	—	23,799	—	23,799
U.S. Treasury securities	—	22,090	—	22,090
U.S. Government agency securities	—	24,276	—	24,276
Total short-term investments	$—	$72,157	$—	$72,157
There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2026 and 2025. The Company’s cash equivalents and short-term investments for the periods presented were valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs and were classified as Level 1 or Level 2, accordingly. As of June 30, 2026 and December 31, 2025, all other financial instruments not included in the table above were classified as Level 1 and approximates fair value.
3. Revenue Recognition
The following table summarizes the Company’s net revenue by type of service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Seller marketplace services	$22,807	$21,881	$44,986	$44,167
Other services	510	254	719	513
Total net revenue	$23,317	$22,135	$45,705	$44,680
The Company generates net revenue from seller marketplace services and other services. Seller marketplace services primarily consist of marketplace transactions, subscriptions, and sponsored listings. Other services consist of other charges to the Company’s sellers including advertising revenues generated from displaying ads on the Company’s online marketplace. Net revenue by geographic region is determined based on the country the buyer is located in. For both of the three and six months ended June 30, 2026, approximately 81% of on-platform marketplace transaction net revenue was derived from the United

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
States. For both the three and six months ended June 30, 2025 approximately 82% of on-platform marketplace transaction net revenue was derived from the United States. No other individual country’s on-platform marketplace transaction net revenue exceeded 10% of total on-platform marketplace transaction net revenue.
4. Short-Term Investments
The following tables summarize the estimated value of the Company’s short-term investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$993	$—	$(1)	$992
Corporate notes	20,812	1	(45)	20,768
U.S. Treasury securities	10,380	4	(22)	10,362
U.S. Government agency securities	16,781	—	(57)	16,724
Total short-term investments	$48,966	$5	$(125)	$48,846

	December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$1,991	$1	$—	$1,992
Corporate notes	23,753	51	(5)	23,799
U.S. Treasury securities	22,039	52	(1)	22,090
U.S. Government agency securities	24,264	17	(5)	24,276
Total short-term investments	$72,047	$121	$(11)	$72,157
The Company recognized less than $0.1 million of realized gains related to sales of $9.0 million available-for-sale debt securities during the three and six months ended June 30, 2026. The Company recognized less than $0.1 million of realized gains related to sales of $1.0 million available-for-sale debt securities during the three and six months ended June 30, 2025. The Company evaluates securities for expected credit losses on a quarterly basis with consideration given to the financial condition and near-term prospects of the issuer, whether the Company intends to sell the securities, and whether it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.
As of June 30, 2026 no securities had been in a continuous unrealized loss position for more than 12 months. As of December 31, 2025, the Company had gross unrealized losses of less than $0.1 million, associated with an aggregate fair value of $2.1 million of short-term investments which have been in a continuous unrealized loss position for more than 12 months. The Company does not believe the unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence.
The Company did not recognize any credit losses related to available-for-sale debt securities during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, the Company does not intend to sell its investments and it is more likely than not that the Company will not be required to sell these before they mature.
As of June 30, 2026, the fair value of short-term investments by remaining contractual maturity consisted of the following:

(in thousands)	Fair Value
Remaining maturity date one year or less	$28,031
Remaining maturity date greater than one year	20,815
Total short-term investments	$48,846

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Property and Equipment, net
As of June 30, 2026 and December 31, 2025, property and equipment, net consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Internal-use software	$12,804	$21,183
Leasehold improvements	4,025	4,025
Computer equipment and software	745	753
Software in progress	671	427
Furniture and fixtures	78	73
Total property and equipment, gross	18,323	26,461
Less: Accumulated depreciation and amortization	(15,796)	(23,730)
Total property and equipment, net	$2,527	$2,731
As of June 30, 2026 and December 31, 2025, the net book value of internal-use software was $1.4 million and $1.8 million, respectively. Depreciation and amortization expense related to the Company’s property and equipment totaled $0.4 million and $0.8 million for the three and six months ended June 30, 2026, respectively, which included amortization expense for internal-use software of $0.3 million and $0.6 million, respectively. Depreciation and amortization expense related to the Company’s property and equipment totaled $0.4 million and $0.9 million for the three and six months ended June 30, 2025, respectively, which included amortization expense for internal-use software of $0.4 million and $0.7 million.
6. Accrued Expenses
As of June 30, 2026 and December 31, 2025, accrued expenses consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Compensation & benefits	$2,029	$2,794
Shipping	2,253	1,804
Sales & use taxes payable	1,285	1,517
Allowance for transaction losses	851	846
Professional fees	679	920
Restructuring expenses	364	90
Other	1,570	1,490
Total accrued expenses	$9,031	$9,461
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
As of June 30, 2026, the Company had $14.7 million of operating lease right-of-use assets, $4.6 million and $11.8 million of current and non-current operating lease liabilities, respectively, and no finance leases on its condensed consolidated balance sheet. These operating lease arrangements, included in the measurement of lease liabilities, had a weighted-average remaining lease term of 3.4 years, a weighted-average discount rate of 6.3%, and do not reflect options to extend or terminate its leases, as management does not consider the exercise of these options to be reasonably certain. As of December 31, 2025, the Company had $16.7 million of operating lease right-of-use assets, $4.4 million and $14.1 million of current and non-current operating lease liabilities, respectively, and no finance leases on its consolidated balance sheet.
During the three and six months ended June 30, 2026, the Company paid $1.4 million and $2.7 million for amounts included in the measurement of lease liabilities, respectively, and $1.4 million and $2.7 million during the three and six months

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
ended June 30, 2025. The Company did not enter into any new lease arrangements during the three and six months ended June 30, 2026.
The following table summarizes total lease expense, net for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease expense	$1,239	$1,244	$2,482	$2,470
Short-term lease expense	—	8	—	61
Variable lease expense	490	315	842	618
Total lease expense	1,729	1,567	3,324	3,149
Sublease income	(907)	(886)	(1,804)	(1,775)
Total lease expense, net	$822	$681	$1,520	$1,374
Operating lease expense is recognized on a straight-line basis over the term of the arrangement beginning on the lease commencement date for lease arrangements that have an initial term greater than 12 months and therefore are recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term for lease arrangements that have an initial term of 12 months or less and therefore are not recorded on the balance sheet. Variable lease expense is recognized as incurred and consists primarily of real estate taxes, utilities, and other office space related expenses. As of June 30, 2026, the total remaining operating lease payments included in the measurement of lease liabilities, and undiscounted remaining cash receipts from the Company’s Sublease was as follows (in thousands):

Fiscal Year Ending December 31,	Operating Lease Payments	Sublease Cash Receipts
2026 (remaining)	$(2,714)	$1,758
2027	(5,429)	3,574
2028	(5,429)	3,645
2029	(4,458)	3,718
2030	(41)	—
Total (payments) cash receipts	$(18,071)	$12,695
Less: imputed interest	1,673
Total lease liabilities	$(16,398)
8. Other Current Liabilities
As of June 30, 2026 and December 31, 2025, other current liabilities consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Sales and other indirect tax contingencies	$1,976	$1,346
Other	747	713
Total other current liabilities	$2,723	$2,059
9. Equity
Preferred Stock
Effective June 14, 2021, in connection with the closing of the Company’s Initial Public Offering (“IPO”), the Company’s board of directors (“Board”) is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share, in one or more series. The Company's Board has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. As of June 30, 2026 and December 31, 2025, no shares of preferred stock were issued or outstanding.
Common Stock
As of June 30, 2026 and December 31, 2025, the Company had authorized 400,000,000 shares of voting common stock, $0.01 par value per share. Each holder of the Company's common stock is entitled to one vote for each share on all matters to

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stockholders, the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Board out of legally available funds. If there is a liquidation, dissolution, or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock. The rights, preferences, and privileges of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.
As of June 30, 2026 and December 31, 2025, the Company had reserved shares of common stock for issuance in connection with the following:

	June 30, 2026	December 31, 2025
Options to purchase common stock	2,388,966	2,405,436
Restricted stock units outstanding	4,685,986	4,221,609
Shares available for future grant under the 2021 Plan	1,951,086	1,900,107
Shares available for future grant under the ESPP	2,698,417	2,329,934
Total	11,724,455	10,857,086
Treasury Stock
As of June 30, 2026, the Company had 11,379,080 shares of treasury stock carried at its cost basis of $55.7 million, and no funds remained available for future purchases.
The following table summarizes total treasury stock purchased under each of the Company's programs as of the periods presented:

(in thousands except share amounts)	June 30, 2026		December 31, 2025
	Shares	Cost Basis	Shares	Cost Basis
2023 Stock Repurchase Program	4,926,635	$25,373	4,926,635	$25,373
2024 Stock Repurchase Program	1,994,879	8,039	1,994,879	8,039
2025 Stock Repurchase Program	2,267,670	12,095	316,546	1,565
2026 Stock Repurchase Program	2,189,896	10,200	—	—
Total	11,379,080	$55,707	7,238,060	$34,977
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
2021 Stock Incentive Plan
In May 2021, the Company's Board adopted, and its stockholders approved, the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective upon the SEC declaring the Company’s IPO registration statement effective. The 2021 Plan provides for the grant of ISOs, non-statutory stock options, restricted share awards, restricted stock unit awards (“RSUs”), stock

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
appreciation rights, cash-based awards, and performance-based stock awards, or collectively, stock awards. ISOs may be granted only to the Company’s employees, including officers, and the employees of its parent or subsidiaries. All other stock awards may be granted to the Company’s employees, officers, non-employee directors, consultants, and the employees and consultants of its parent, subsidiaries, and affiliates. Depending on the nature of the award granted, the vesting terms may differ. Generally for new hire awards, the requisite service period for RSUs to vest is over four years from the grant date, with 25% vesting on the first anniversary and the balance vesting ratably on a quarterly basis over the remaining vesting period. Generally, all additional RSUs granted vest ratably on a quarterly basis over three or four years beginning on the three month anniversary from the grant date. For RSU grants to members of our Board, initial awards vest ratably on an annual basis over three years, and annual refresh awards vest over one year.
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
As of June 30, 2026, 1,951,086 shares were available for future grants of the Company’s common stock.
Stock Options
The following table summarizes the activity related to the Company’s stock options:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	2,405,436	$8.23	5.4	$639
Granted	—	$—
Exercised	(9,351)	$4.07
Cancelled/Forfeited	(7,119)	$4.15
Outstanding as of June 30, 2026	2,388,966	$8.26	4.9	$161
Options exercisable as of June 30, 2026	2,388,966	$8.26	4.9	$161
Options vested and expected to vest as of June 30, 2026	2,388,966	$8.26	4.9	$161
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.
There were no stock options granted during the three and six months ended June 30, 2026 and 2025. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2026 was less than $0.1 million. There were no stock options exercised during the three and six months ended June 30, 2025. The total fair value of stock options vested was less than $0.1 million and $0.3 million during the three and six months ended June 30, 2026, respectively, and $0.3 million and $1.0 million during the three and six months ended June 30, 2025, respectively.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock units:

	Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	4,221,609	$3.87
Granted	2,034,588	$5.24
Vested	(1,334,178)	$4.28
Cancelled	(236,033)	$3.68
Outstanding as of June 30, 2026	4,685,986	$4.36
The estimated weighted-average grant date fair value of restricted stock units granted was $4.21 and $5.24 per share for the three and six months ended June 30, 2026, respectively, and $2.66 and $2.96 per share for the three and six months ended June 30, 2025, respectively. The total grant date fair value of restricted stock units vested was $3.2 million and $5.7 million for the three and six months ended June 30, 2026, respectively and $4.2 million and $7.1 million for the three and six months ended June 30, 2025, respectively.
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
During regularly scheduled “offerings” under the ESPP, participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation, or such lower limit as may be determined by the Compensation Committee from time to time. Participants will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering. Participation in the ESPP will end automatically on termination of employment. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date, whichever is less. The fair market value of the Company’s common stock for this purpose will generally be the closing price on the Nasdaq Global Market (or such other exchange as the Company’s common stock may be traded at the relevant time) for the date in question, or if such date is not a trading day, for the last trading day before the date in question. As of June 30, 2026, an initial offering period has not commenced, and for the three and six months ended June 30, 2026 and 2025, no shares of common stock were purchased under the ESPP.
Stock-Based Compensation Expense
The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statements of operations:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$67	$97	$140	$188
Sales and marketing	381	754	818	1,524
Technology development	958	945	1,899	1,973
General and administrative	1,596	1,746	3,136	3,907
Total stock-based compensation expense	$3,002	$3,542	$5,993	$7,592
Stock-based compensation costs capitalized in connection with the Company’s internal-use software was less than $0.1 million for the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, total unrecognized compensation

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
expense related to unvested stock-based awards was $19.0 million, which is expected to be recognized over a weighted-average period of 2.3 years.
11. Income Taxes
The Company’s income tax provision was immaterial for the three and six months ended June 30, 2026 and 2025 due to net loss before income taxes expected to be incurred for the year ending December 31, 2026 and incurred for the year ended December 31, 2025, as well as the Company’s full valuation allowance maintained against its net deferred tax assets. The Company’s history of pre-tax losses represents sufficient evidence that a full valuation allowance is appropriate. As of June 30, 2026, the Company had no material liabilities for interest and penalties accrued.
12. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net loss	$(1,023)	$(4,313)	$(3,197)	$(9,119)
Denominator:
Weighted average common shares outstanding—basic and diluted	34,451,624	35,820,053	35,404,060	35,697,350
Net loss per share—basic and diluted	$(0.03)	$(0.12)	$(0.09)	$(0.26)
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

	June 30,
	2026	2025
Options to purchase common stock	2,388,966	3,353,962
Restricted stock units	4,685,986	4,918,148
Total	7,074,952	8,272,110
13. Commitments and Contingencies
Contractual Obligations
The Company has $19.2 million of non-cancelable contractual commitments as of June 30, 2026, primarily related to its operating lease agreements for both its current and former corporate headquarters in New York, NY, not including any offset for sublease income, as well as other software and support services. For those agreements with variable terms, the Company does not estimate what the total obligation may be beyond any minimum obligations. The following table represents the Company’s commitments under its purchase obligations as of June 30, 2026 (in thousands):

Fiscal Year Ending December 31,	Lease Obligations	Other Obligations	Total Obligations
2026 (remaining)	$2,714	$573	$3,287
2027	5,429	444	5,873
2028	5,429	111	5,540
2029	4,458	16	4,474
2030	41	—	41
Total	$18,071	$1,144	$19,215

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Legal Proceedings
The Company is subject to various claims and contingencies, which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where the Company believes a conclusion to the matter will be reached. The Company does not believe that it is party to any pending legal proceedings that are likely to have a material effect on its business, financial condition, or results of operations for the three and six months ended June 30, 2026. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible. During the year ended December 31, 2025, the Company received a $1.4 million complaint from a trustee in a third-party bankruptcy proceeding seeking recovery of amounts paid for various purchases made on the Company’s platform after the commencement of the bankruptcy proceedings. This complaint is similar to hundreds of other similar cases commenced in connection with the bankruptcy proceeding, and the Company intends to defend against the trustee’s claim vigorously. The Company does not believe potential losses are estimable or probable at this time.
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
Sales and other indirect tax contingencies
The Company conducts operations in many tax jurisdictions for which indirect taxes, such as sales, use and other indirect taxes, are assessed on its operations. Although the Company is diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient presence or responsibility for a jurisdiction to levy taxes, fees, and surcharges for sales made on an e-commerce platform. The Company recognized liabilities for contingencies related to sales and indirect taxes deemed probable and estimable totaling $2.0 million and $1.3 million as of June 30, 2026 and December 31, 2025, respectively, which are included in other current liabilities in the Company’s condensed consolidated balance sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
GMV	$95,993	$89,891	$185,735	$184,631
Number of Orders	31,576	32,819	62,688	68,081
Active Buyers	57,663	64,363	57,663	64,363
Adjusted EBITDA (unaudited)	$1,307	$(1,752)	$1,860	$(3,500)
Free cash flow (unaudited)	$(5,058)	$(5,273)	$(4,231)	$(5,688)

Gross Merchandise Value
We define GMV as the total dollar value from items sold by our sellers through 1stDibs in a given month, minus cancellations within that month, and excluding shipping and applicable taxes. GMV includes all sales reported to us by our sellers, whether transacted through the 1stDibs online marketplace or reported as an offline sale. We view GMV as a measure of the total economic activity generated by our online marketplace and as an indicator of the scale, growth, and health of our online marketplace. Our historical performance for GMV may not be indicative of future performance in GMV.
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
General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with finance, legal, facility and human resources related personnel, lease expense, net of sublease income, comprehensive insurance costs, accounting, professional fees, consulting costs, and depreciation of property and equipment. We expense all general and administrative expenses as incurred.
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

Results of Operations
The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$23,317	$22,135	$45,705	$44,680
Cost of revenue	6,086	6,237	11,809	12,460
Gross profit	17,231	15,898	33,896	32,220
Operating expenses:
Sales and marketing	5,385	8,142	11,670	17,258
Technology development	6,322	5,902	12,504	11,514
General and administrative	6,658	6,606	13,501	13,558
Provision for transaction losses	929	965	1,603	1,862
Total operating expenses	19,294	21,615	39,278	44,192
Loss from operations	(2,063)	(5,717)	(5,382)	(11,972)
Other income, net:
Interest income	711	989	1,558	2,088
Other, net	363	434	665	788
Total other income, net	1,074	1,423	2,223	2,876
Net loss before income taxes	(989)	(4,294)	(3,159)	(9,096)
Provision for income taxes	(34)	(19)	(38)	(23)
Net loss	$(1,023)	$(4,313)	$(3,197)	$(9,119)
The following table summarizes our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	100%	100%	100%	100%
Cost of revenue	26	28	26	28
Gross profit	74	72	74	72
Operating expenses:
Sales and marketing	23	37	26	39
Technology development	27	27	27	26
General and administrative	29	30	30	30
Provision for transaction losses	4	4	4	4
Total operating expenses	83	98	87	99
Loss from operations	(9)	(26)	(13)	(27)
Other income, net:
Interest income	3	4	3	5
Other, net	1	2	2	2
Total other income, net	4	6	5	7
Net loss before income taxes	(5)	(20)	(8)	(20)
Provision for income taxes	—	—	—	—
Net loss	(5)%	(20)%	(8)%	(20)%
Comparison of the Three Months Ended June 30, 2026 and 2025
Net Revenue

	Three Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Net revenue	$23,317	$22,135	$1,182	5%

Net revenue was $23.3 million for the three months ended June 30, 2026, as compared to $22.1 million for the three months ended June 30, 2025. The increase of $1.2 million, or 5%, was due to an increase in GMV, mainly due to an increase in average order value partially offset by a decrease in orders for the three months ended June 30, 2026. While GMV and net revenue increased, we believe our GMV, number of orders, and net revenue have continued to be impacted negatively, both directly and indirectly, by macroeconomic factors, including significant housing market volatility and global economic and geopolitical developments. While this is our belief, the impacts are difficult to isolate and quantify. We believe we have positioned, and continue to work to position, the business to benefit from an improvement in macroeconomic factors.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 74% of our net revenue for both of the three months ended June 30, 2026 and 2025. Subscription fees accounted for 20% and 22% of our net revenue for the three months ended June 30, 2026 and 2025, respectively.
Cost of Revenue

	Three Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Cost of revenue	$6,086	$6,237	$(151)	(2)%
Cost of revenue was $6.1 million for the three months ended June 30, 2026, as compared to $6.2 million for the three months ended June 30, 2025. The decrease of $0.2 million, or 2%, was mainly due to decreases in professional fees, depreciation, and net shipping expenses.
Gross Profit and Gross Margin
Gross profit was $17.2 million and gross margin was 73.9% for the three months ended June 30, 2026, as compared to gross profit of $15.9 million and gross margin of 71.8% for the three months ended June 30, 2025. The increase in gross profit and gross margin for the three months ended June 30, 2026 was mainly due to the increase in revenue and the decrease in cost of revenue as outlined above.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Sales and marketing	$5,385	$8,142	$(2,757)	(34)%
Sales and marketing expense was $5.4 million for the three months ended June 30, 2026, as compared to $8.1 million for the three months ended June 30, 2025. The decrease of $2.8 million, or 34%, was mainly due to a $1.4 million decrease in performance-based marketing. We also had a $1.2 million decrease in headcount costs which included a $0.8 million decrease in salaries and benefits and a $0.4 million decrease in stock-based compensation expense mainly due to our recent reorganizations.
Technology Development

	Three Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Technology development	$6,322	$5,902	$420	7%
Technology development expense was $6.3 million for the three months ended June 30, 2026, as compared to $5.9 million for the three months ended June 30, 2025. The increase of $0.4 million, or 7%, was mainly due to a $0.2 million increase in salaries and benefits from our annual March compensation adjustments and a $0.2 million increase due to professional fees incurred for non-capitalizable, one-time, application implementation costs.
General and Administrative

	Three Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
General and administrative	$6,658	$6,606	$52	1%
General and administrative expense was $6.7 million for the three months ended June 30, 2026, relatively flat compared to $6.6 million for the three months ended June 30, 2025.

Provision for Transaction Losses

	Three Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Provision for transaction losses	$929	$965	$(36)	(4)%
Provision for transaction losses was $0.9 million for the three months ended June 30, 2026, relatively flat compared to $1.0 million for the three months ended June 30, 2025.
Other Income, Net

	Three Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Total other income, net	$1,074	$1,423	$(349)	(25)%
Other income, net was $1.1 million for the three months ended June 30, 2026, as compared to $1.4 million for the three months ended June 30, 2025. The decrease of $0.3 million, or 25%, was mainly due to lower interest income driven by lower cash, cash equivalents, and short-term investments for the three months ended June 30, 2026 coupled with lower interest rates.
Comparison of the Six Months Ended June 30, 2026 and 2025
Net Revenue

	Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Net revenue	$45,705	$44,680	$1,025	2%
Net revenue was $45.7 million for the six months ended June 30, 2026, as compared to $44.7 million for the six months ended June 30, 2025. The increase of $1.0 million, or 2%, was primarily driven by an increase in GMV which was mainly due to an increase in average order value partially offset by a decrease in orders. While GMV and net revenue increased, we believe our GMV, number of orders, and net revenue have continued to be impacted negatively, both directly and indirectly, by macroeconomic factors, including significant housing market volatility and global economic and geopolitical developments. While this is our belief, the impacts are difficult to isolate and quantify. We believe we have, and continue to work to position the business to benefit from an improvement in macroeconomic factors.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 74% and 75% of our net revenue for the six months ended June 30, 2026 and 2025, respectively. Subscription fees accounted for 21% of our net revenue for each of the six months ended June 30, 2026 and 2025.
Cost of Revenue

	Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Cost of revenue	$11,809	$12,460	$(651)	(5)%
Cost of revenue was $11.8 million for the six months ended June 30, 2026, as compared to $12.5 million for the six months ended June 30, 2025, The decrease of $0.7 million, or 5%, was primarily driven by a $0.3 million decrease in hosting costs, $0.2 million decrease in net shipping expense, and a $0.1 million decrease in professional fees.
Gross Profit and Gross Margin
Gross profit was $33.9 million and gross margin was 74.2% for the six months ended June 30, 2026, as compared to gross profit of $32.2 million and gross margin of 72.1% for the six months ended June 30, 2025. The increase in gross profit and gross margin for the six months ended June 30, 2026 was primarily driven by the increase in revenue and the decrease in cost of revenue as outlined above.
Operating Expenses
Sales and Marketing

	Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Sales and marketing	$11,670	$17,258	$(5,588)	(32)%

Sales and marketing expense was $11.7 million for the six months ended June 30, 2026, as compared to $17.3 million for the six months ended June 30, 2025. The decrease of $5.6 million, or 32%, was mainly due to a $3.2 million decrease in performance-based marketing and promotional campaigns, and a $1.8 million decrease in headcount costs which included a $1.1 million decrease in salaries and benefits and a $0.7 million decrease in stock-based compensation expense mainly due to our recent reorganizations.. Additionally, there was a $0.4 million decrease in general marketing costs due to lower usage of certain vendors.
Technology Development

	Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Technology development	$12,504	$11,514	$990	9%
Technology development expense was $12.5 million for the six months ended June 30, 2026, as compared to $11.5 million for the six months ended June 30, 2025. The increase of $1.0 million, or 9%, was mainly due to a $0.8 million increase in salaries and benefits resulting from our annual compensation adjustments in March.
General and Administrative

	Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
General and administrative	$13,501	$13,558	$(57)	—%
General and administrative expense was $13.5 million for the six months ended June 30, 2026, relatively flat compared to $13.6 million for the six months ended June 30, 2025.
Provision for Transaction Losses

	Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Provision for transaction losses	$1,603	$1,862	$(259)	(14)%
Provision for transaction losses was $1.6 million for the six months ended June 30, 2026, as compared to $1.9 million for the six months ended June 30, 2025. The decrease of $0.3 million, or 14%, was mainly due to the timing and volume of claims.
Other Income, Net

	Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Total other income, net	$2,223	$2,876	$(653)	(23)%
Other income, net was $2.2 million for the six months ended June 30, 2026, as compared to $2.9 million for the six months ended June 30, 2025. The decrease of $0.7 million, or 23%, was mainly due to lower interest income, driven by lower cash, cash equivalents, and short-term investments, coupled with lower interest rates, for the six months ended June 30, 2026.
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
•The exclusion of other income, net, which includes interest income related to our cash, cash equivalents and short-term investments, and realized and unrealized gains and losses on foreign currency exchange; and
•The exclusion of discrete restructuring expenses such as severance and benefit costs from reductions in force and reorganizations that are fundamentally different in strategic nature from ongoing initiatives. We believe the exclusion of these items facilitates a more consistent comparison of operating performance over time because they are distinct from ongoing operational costs.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.
We define Adjusted EBITDA as our net loss, excluding: (1) depreciation and amortization; (2) stock-based compensation expense; (3) other income, net; (4) provision for income taxes; and (5) restructuring expenses. The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(1,023)	$(4,313)	$(3,197)	$(9,119)
Depreciation and amortization	368	423	755	880
Stock-based compensation expense	3,002	3,542	5,993	7,592
Other income, net	(1,074)	(1,423)	(2,223)	(2,876)
Provision for income taxes	34	19	38	23
Restructuring expenses	—	—	494	—
Adjusted EBITDA	$1,307	$(1,752)	$1,860	$(3,500)
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
The following table reflects the reconciliation of net cash from operating activities to free cash flow for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net cash used in operating activities	$(4,761)	$(5,143)	$(3,702)	$(5,239)
Purchases of property and equipment	(297)	(130)	(529)	(449)
Free cash flow (unaudited)	$(5,058)	$(5,273)	$(4,231)	$(5,688)

Liquidity and Capital Resources
As of June 30, 2026, we had cash, cash equivalents and short-term investments of $67.7 million and an accumulated deficit of $349.2 million. Net cash used in operating activities was $3.7 million in the six months ended June 30, 2026. We expect operating losses to continue in the foreseeable future as we continue to strategically invest in growth activities. Our cash flows, including net cash used in or provided by operating activities, may vary from quarter to quarter, due to the timing of payments to sellers, vendor contracts and prepayments, annual bonuses, marketing related expenses, and other factors. Our principal use of cash is to fund our operations including platform development to support our strategic initiatives. As of June 30, 2026, a change to our payment processor agreement resulted in a reclassification of approximately $5.9 million from cash and cash equivalents to receivables from payment processors and seller accounts, which is recorded in other current assets. These amounts represent amounts received or expected to be received from buyers through third-party payment processors which flow through a bank account for payment to sellers in connection with marketplace transactions. Additionally, our free cash for the three and six months ended June 30, 2026, was negatively impacted by the reclassification of $5.9 million.
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
Stock Repurchase Program
In November 2025, our Board of Directors authorized us to repurchase up to an aggregate of $12.0 million of our common stock (“2025 Stock Repurchase Program”). In May 2026, the Company's Board of Directors authorized the Company to repurchase up to an aggregate of $10.0 million of its common stock (“2026 Stock Repurchase Program”) and as of June 30, 2026, the 2025 Stock Repurchase Program was completed.
During the six months ended June 30, 2026, 4,141,020 shares of our common stock were repurchased for a total cost of $20.7 million. As of June 30, 2026, no funds remained available for future repurchases under our 2026 Stock Repurchase Program. The following table summarizes total treasury stock purchased under each of the Company's programs as of the periods presented:

(in thousands except share amounts)	June 30, 2026		December 31, 2025
	Shares	Cost Basis	Shares	Cost Basis
2023 Stock Repurchase Program	4,926,635	$25,373	4,926,635	$25,373
2024 Stock Repurchase Program	1,994,879	8,039	1,994,879	8,039
2025 Stock Repurchase Program	2,267,670	12,095	316,546	1,565
2026 Stock Repurchase Program	2,189,896	$10,200	—	$—
Total	11,379,080	$55,707	7,238,060	$34,977

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(3,702)	$(5,239)
Net cash provided by investing activities	22,537	5,850
Net cash used in financing activities	(22,752)	(3,127)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(78)	338
Net decrease in cash, cash equivalents, and restricted cash	$(3,995)	$(2,178)
Cash Flows from Operating Activities
Net cash used in operating activities was $3.7 million for the six months ended June 30, 2026 and was driven primarily by the $7.4 million increase in receivables from payment processors and seller accounts mainly due to the $5.9 million impact resulting from a change to our payment processor agreement, as further discussed above, and the timing of receivable settlements. There was also a $2.2 million decrease in operating lease liabilities due to our operating lease payments. These changes were partially offset by positive operating results.
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
Cash Flows from Investing Activities
Net cash provided by investing activities was $22.5 million for the six months ended June 30, 2026, and was mainly due to $43.9 million in maturities and sales of short-term investments, partially offset by $20.8 million in purchases of short-term investments.
Net cash provided by investing activities was $5.9 million for the six months ended June 30, 2025, and was driven primarily by $38.8 million in maturities and sales of short-term investments, partially offset by $32.5 million in purchases of short-term investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $22.8 million for the six months ended June 30, 2026, and was driven primarily by $20.7 million in repurchases of our common stock as part of our 2025 and 2026 Stock Repurchase Programs and $2.1 million of payments for taxes related to net share settlements of stock-based compensation awards.
Net cash used in financing activities was $3.1 million for the six months ended June 30, 2025, and was driven primarily by $1.8 million in purchases of our common stock as part of our 2024 Stock Repurchase Program and $1.3 million of payments for taxes related to net share settlements of stock-based compensation awards.
Contractual Obligations
As of June 30, 2026, there were no material changes in commitments under contractual obligations compared to the contractual obligations disclosed in our Form 10-K.
Recent Accounting Pronouncements
See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements for a description of recently issued accounting pronouncements.
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
Interest Rate Sensitivity
Interest rate risk relates to the loss we could incur in our cash, cash equivalents and short-term investments due to a change in interest rates. As of June 30, 2026, we had cash, cash equivalents and short-term investments of $67.7 million. Our cash and cash equivalents consist primarily of demand, money market accounts, and available-for-sale debt securities with an original maturity of 90 days or less. Our short-term investments consist primarily of U.S. Government agency and Treasury securities, as well as commercial paper and corporate notes which have an original maturity greater than 90 days and are highly liquid in nature. Due to the nature of our cash, cash equivalents and short-term investments, we would expect a hypothetical 100 basis point increase or decrease in interest rates to result in an approximate increase or decrease of $0.5 million in our cash, cash equivalents and short-term investments. The sensitivity analysis above is based on a simplified, hypothetical scenario and is not intended to represent actual outcomes, which may differ due to changes in the timing of interest rate movements, investment maturities, and other factors.
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
Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, Euros, and British pounds, depending on the currency selection of the seller. Our cost of revenue and operating expenses are primarily denominated in U.S. dollars. As we operate an online marketplace with international activity, including transactions denominated primarily in Euros and British pounds, we are exposed to the risk of fluctuations in foreign currency exchange rates. We monitor our foreign currency exposure on an ongoing basis and evaluate the tools and approaches available to manage such risk as our business evolves. To date, fluctuations due to changes in the Euro and the British pound have not been significant, but we may experience material foreign exchange gains and losses in our statement of operations in the future. For the three months ended June 30, 2026 and 2025, foreign currency translation adjustments resulted in a gain of $0.3 million and a gain of $0.2 million, respectively. As of June 30, 2026, we would expect an adverse 10% change in current exchange rates to result in no more than a $1.5 million decrease in net revenue for the six months ended June 30, 2026.
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated by requiring upfront payment for many of our services due to our diverse seller base, dispersed over various geographic regions and industry sectors. For the three and six months ended June 30, 2026 and 2025, no single customer accounted for more than 10% of our net revenue. We maintain provisions for potential credit losses and such losses to date have been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded.
Inflation Risk
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe certain metrics have continued to be impacted negatively, both directly and indirectly, by macroeconomic factors, including significant housing market volatility, and global economic and geopolitical developments. Additionally, if our costs were to become subject to inflationary pressures, we might not be able to fully offset such higher costs through GMV and net revenue increases. Our inability or failure to do so could harm our business, financial condition, and results of operations. We cannot assure you that our business will not be affected in the future by inflation.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following table presents details of our monthly share repurchases for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)
April 1, 2026 - April 30, 2026	119,773	$5.47	119,773	$391
May 1, 2026 - May 31, 2026	2,285,659	$4.65	2,285,659	$—
June 1, 2026 - June 30, 2026	—	$—	—	$—
Total	2,405,432		2,405,432
(a) Average price per share includes broker commissions.
(b) On May 11, 2026, the Board of Directors authorized a 2026 Stock Repurchase Program to repurchase up to an aggregate of $10.0 million of common stock.
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
Item 5. Other Information
(c) Adoption or Termination of Insider Trading Arrangements
No directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities during the quarter ended June 30, 2026.

Item 6. Exhibit Index

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
_______________

*	Filed herewith.
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

1STDIBS.COM, INC.

/s/ Thomas Etergino
Date: August 5, 2026	Thomas Etergino Chief Financial Officer (Principal Financial Officer)