Form 10-Q
period 2026-09-30
1stdibs.com, Inc.
filed 2026-11-05
CIK 1600641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of October 30, 2026, the registrant had 34,050,988 shares of common stock, $0.01 par value per share outstanding, net of treasury stock.

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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
1STDIBS.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$19,985	$22,880
Short-term investments	49,058	72,157
Accounts receivable, net of allowance for doubtful accounts of $76 and $72 at September 30, 2026 and December 31, 2025, respectively	727	422
Prepaid expenses	4,128	3,203
Receivables from payment processors and seller accounts	11,423	1,990
Other current assets	1,426	1,631
Total current assets	86,747	102,283
Restricted cash, non-current	3,723	3,704
Property and equipment, net	2,527	2,731
Operating lease right-of-use assets	13,734	16,665
Goodwill	4,296	4,306
Other assets	1,651	2,418
Total assets	$112,678	$132,107
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$917	$1,765
Payables due to sellers	8,826	6,649
Accrued expenses	10,977	9,461
Operating lease liabilities, current	4,657	4,447
Other current liabilities	3,002	2,059
Total current liabilities	28,379	24,381
Operating lease liabilities, non-current	10,621	14,141
Other liabilities	4	4
Total liabilities	39,004	38,526
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; zero shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 45,430,068 and 44,086,361 shares issued as of September 30, 2026 and December 31, 2025, respectively; and 34,050,988 and 36,848,301 outstanding as of September 30, 2026 and December 31, 2025, respectively	454	441
Treasury stock, at cost; 11,379,080 and 7,238,060 shares as of September 30, 2026 and December 31, 2025, respectively	(55,707)	(34,977)
Additional paid-in capital	479,555	474,288
Accumulated deficit	(350,464)	(346,018)
Accumulated other comprehensive loss	(164)	(153)
Total stockholders’ equity	73,674	93,581
Total liabilities and stockholders’ equity	$112,678	$132,107
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$23,094	$21,972	$68,799	$66,652
Cost of revenue	6,193	5,641	18,002	18,101
Gross profit	16,901	16,331	50,797	48,551
Operating expenses:
Sales and marketing	5,347	7,959	17,017	25,217
Technology development	6,364	5,906	18,868	17,420
General and administrative	6,495	6,358	19,996	19,916
Provision for transaction losses	952	791	2,555	2,653
Total operating expenses	19,158	21,014	58,436	65,206
Loss from operations	(2,257)	(4,683)	(7,639)	(16,655)
Other income, net:
Interest income	637	977	2,195	3,065
Other, net	390	252	1,055	1,040
Total other income, net	1,027	1,229	3,250	4,105
Net loss before income taxes	(1,230)	(3,454)	(4,389)	(12,550)
Provision for income taxes	(19)	(52)	(57)	(75)
Net loss	$(1,249)	$(3,506)	$(4,446)	$(12,625)
Net loss per share—basic and diluted	$(0.04)	$(0.10)	$(0.13)	$(0.35)
Weighted average common shares outstanding—basic and diluted	33,724,732	36,338,544	34,838,133	35,913,430
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(1,249)	$(3,506)	$(4,446)	$(12,625)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for each of the three and nine months ended September 30, 2026 and 2025	9	(33)	329	159
Unrealized (losses) gains on short-term investments, net of tax of $0 for each of the three and nine months ended September 30, 2026 and 2025	(110)	56	(340)	45
Comprehensive loss	$(1,350)	$(3,483)	$(4,457)	$(12,421)
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2026	33,615,293	$450	$478,273	$(349,215)	$(63)	$(55,707)	$73,738
Issuance of common stock for exercise of stock options	2,002	—	6	—	—	—	6
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	433,693	4	(1,516)	—	—	—	(1,512)
Stock-based compensation	—	—	2,792	—	—	—	2,792
Other comprehensive loss	—	—	—	—	(101)	—	(101)
Net loss	—	—	—	(1,249)	—	—	(1,249)
Balances as of September 30, 2026	34,050,988	$454	$479,555	$(350,464)	$(164)	$(55,707)	$73,674

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2025	36,848,301	$441	$474,288	$(346,018)	$(153)	$(34,977)	$93,581
Issuance of common stock for exercise of stock options	11,353	—	44	—	—	—	44
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	1,332,354	13	(3,587)	—	—	—	(3,574)
Stock-based compensation	—	—	8,810	—	—	—	8,810
Repurchase of common stock	(4,141,020)	—	—	—	—	(20,730)	(20,730)
Other comprehensive loss	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	(4,446)	—	—	(4,446)
Balances as of September 30, 2026	34,050,988	$454	$479,555	$(350,464)	$(164)	$(55,707)	$73,674

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2025	36,246,609	$432	$469,506	$(341,471)	$(190)	$(33,412)	$94,865
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	367,739	3	(654)	—	—	—	(651)
Stock-based compensation	—	—	3,267	—	—	—	3,267
Other comprehensive income	—	—	—	—	23	—	23
Net loss	—	—	—	(3,506)	—	—	(3,506)
Balances as of September 30, 2025	36,614,348	$435	$472,119	$(344,977)	$(167)	$(33,412)	$93,998

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid - In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2024	35,827,866	$422	$463,224	$(332,352)	$(371)	$(31,618)	$99,305
Vested restricted stock units converted to common shares, net of shares withheld for employee taxes	1,264,474	13	(1,995)	—	—	—	(1,982)
Stock-based compensation	—	—	10,890	—	—	—	10,890
Repurchase of common stock	(477,992)	—	—	—	—	(1,794)	(1,794)
Other comprehensive income	—	—	—	—	204	—	204
Net loss	—	—	—	(12,625)	—	—	(12,625)
Balances as of September 30, 2025	36,614,348	$435	$472,119	$(344,977)	$(167)	$(33,412)	$93,998
See accompanying notes to the condensed consolidated financial statements.

1STDIBS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,446)	$(12,625)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,113	1,272
Stock-based compensation expense	8,765	10,838
Provision for transaction losses, returns and refunds	619	453
Non-cash operating lease expense	2,930	2,742
Accretion of discounts and amortization of premiums on short-term investments, net	9	(353)
Other, net	581	15
Changes in operating assets and liabilities:
Accounts receivable	(443)	(435)
Prepaid expenses and other current assets	(1,270)	(1,758)
Receivables from payment processors and seller accounts	(9,433)	(837)
Other assets	664	(27)
Accounts payable and accrued expenses	670	(1,070)
Payables due to sellers	2,177	(1,510)
Operating lease liabilities	(3,310)	(3,119)
Other current liabilities and other liabilities	940	(293)
Net cash used in operating activities	(434)	(6,707)
Cash flows from investing activities:
Maturities of short-term investments	41,529	55,800
Sales of short-term investments	9,006	988
Purchases of short-term investments	(27,787)	(51,909)
Purchases of property and equipment	(868)	(677)
Net cash provided by investing activities	21,880	4,202
Cash flows from financing activities:
Proceeds from exercise of stock options	44	—
Payments for repurchase of common stock	(20,730)	(1,794)
Payments for taxes related to net share settlement of stock-based compensation awards	(3,574)	(1,982)
Net cash used in financing activities	(24,260)	(3,776)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(62)	294
Net decrease in cash, cash equivalents, and restricted cash	(2,876)	(5,987)
Cash, cash equivalents, and restricted cash at beginning of the period	26,584	29,621
Cash, cash equivalents, and restricted cash at end of the period	$23,708	$23,634
Supplemental disclosure of non-cash activities:
Recording of right of use asset	$—	$698
Recording of lease liability	$—	$(698)
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
In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2026.
There have been no material changes to the Company's significant accounting policies as described in the Form 10-K except for the receivables from payment processors and seller accounts discussed below.
Restructuring Expenses
The following table displays a rollforward of the charges and payments to the accrued balance as of September 30, 2026:

(in thousands)	Restructuring Charges
Balance, December 31, 2025	$90
Restructuring expenses	494
Cash payments	(329)
Balance, September 30, 2026	$255
The majority of the remaining $0.3 million of severance, taxes, and benefits costs accrued as of September 30, 2026 is anticipated to be paid during the year ending December 31, 2026, while approximately $0.1 million is expected to be paid during the year ending December 31, 2027.
During the three and nine months ended September 30, 2026 and 2025, the Company incurred restructuring expenses consisting of employee severance, taxes, and benefits costs relating to reorganizations intended to improve operational and cost efficiency. These costs are included within the respective financial statement line items on the condensed consolidated statement of operations as shown in the table below for the three and nine months ended September 30, 2026 and 2025:

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$—	$—	$16	$—
Sales and marketing	—	802	415	802
Technology development	—	—	48	—
General and administrative	—	—	15	—
Total	$—	$802	$494	$802
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
Segment Information
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”). The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the CODM reviews financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. The Company’s single reportable and operating segment contains one reporting unit, which consists of the Company’s online marketplace that enables commerce between buyers and sellers. The CODM regularly reviews the GAAP consolidated statement of operations from a significant expense perspective when evaluating financial performance and allocating resources. While the CODM also reviews other funnel metrics regularly (i.e. Gross Merchandise Value (“GMV”), Number of Orders, etc.), there are no additional significant segment expenses other than those disclosed in the condensed consolidated statements of operations.
Cash, Cash Equivalents, and Restricted Cash
The following represents the Company’s cash, cash equivalents, and restricted cash as of the periods presented:

(in thousands)	September 30, 2026	September 30, 2025
Cash and cash equivalents	$19,985	$19,938
Restricted cash, non-current	3,723	3,696
Total cash, cash equivalents, and restricted cash	$23,708	$23,634
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. As of both September 30, 2026 and 2025, the Company’s restricted cash, non-current relates to $3.7 million in Letters of Credit for its office leases. The carrying value of the restricted cash approximates fair value. During the three and nine months ended September 30, 2026 the Company purchased $0.7 million and $1.7 million of available-for-sale securities classified as cash equivalents, respectively. During the three and nine months ended September 30, 2025 the Company purchased $2.9 million and $15.2 million of available-for-sale securities classified as cash equivalents, respectively.
Receivables from Payment Processors and Seller Accounts
Receivables from payment processors and seller accounts represent amounts received or expected to be received from buyers through third-party payment processors which flow through a bank account for payment to sellers in connection with marketplace transactions. The Company reports these balances in total current assets on the condensed consolidated balance sheets, with a corresponding liability recorded within payables due to sellers reported in total current liabilities. The Company settles payables due to sellers in accordance with its payment terms.

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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Short-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The table below segregates all assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$8,258	$—	$—	$8,258
Total cash equivalents	$8,258	$—	$—	$8,258
Short-term investments:
Commercial paper	$—	$—	$—	$—
Corporate notes	—	26,565	—	26,565
U.S. Treasury securities	—	5,742	—	5,742
U.S. Government agency securities	—	16,751	—	16,751
Total short-term investments	$—	$49,058	$—	$49,058

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$8,542	$—	$—	$8,542
U.S. Government agency securities	—	1,097	—	1,097
Total cash equivalents	$8,542	$1,097	$—	$9,639
Short-term investments:
Commercial paper	$—	$1,992	—	1,992
Corporate notes	—	23,799	—	23,799
U.S. Treasury securities	—	22,090	—	22,090
U.S. Government agency securities	—	24,276	—	24,276
Total short-term investments	$—	$72,157	$—	$72,157
There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2026 and 2025. The Company’s cash equivalents and short-term investments for the periods presented were valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs and were classified as Level 1 or Level 2, accordingly. As of September 30, 2026 and December 31, 2025, all other financial instruments not included in the table above were classified as Level 1 and approximates fair value.
3. Revenue Recognition
The following table summarizes the Company’s net revenue by type of service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Seller marketplace services	$22,835	$21,673	$67,821	$65,840
Other services	259	299	978	812
Total net revenue	$23,094	$21,972	$68,799	$66,652
The Company generates net revenue from seller marketplace services and other services. Seller marketplace services primarily consist of marketplace transactions, subscriptions, and sponsored listings. Other services consist of other charges to the Company’s sellers including advertising revenues generated from displaying ads on the Company’s online marketplace. Net revenue by geographic region is determined based on the country the buyer is located in. For both the three and nine months ended September 30, 2026, approximately 82% of on-platform marketplace transaction net revenue was derived from the

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
United States. For both the three and nine months ended September 30, 2025 approximately 82% of on-platform marketplace transaction net revenue was derived from the United States. No other individual country’s on-platform marketplace transaction net revenue exceeded 10% of total on-platform marketplace transaction net revenue.
4. Short-Term Investments
The following tables summarize the estimated value of the Company’s short-term investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$—	$—	$—	$—
Corporate notes	26,699	1	(135)	26,565
U.S. Treasury securities	5,769	1	(28)	5,742
U.S. Government agency securities	16,821	—	(70)	16,751
Total short-term investments	$49,289	$2	$(233)	$49,058

	December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$1,991	$1	$—	$1,992
Corporate notes	23,753	51	(5)	23,799
U.S. Treasury securities	22,039	52	(1)	22,090
U.S. Government agency securities	24,264	17	(5)	24,276
Total short-term investments	$72,047	$121	$(11)	$72,157
There were no sales of available-for-sale debt securities during the three months ended September 30, 2026 and 2025. The Company recognized less than $0.1 million of realized gains related to sales of $9.0 million available-for-sale debt securities during the nine months ended September 30, 2026. The Company recognized less than $0.1 million of realized gains related to sales of $1.0 million available-for-sale debt securities during the nine months ended September 30, 2025. The Company evaluates securities for expected credit losses on a quarterly basis with consideration given to the financial condition and near-term prospects of the issuer, whether the Company intends to sell the securities, and whether it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.
As of September 30, 2026 no securities had been in a continuous unrealized loss position for more than 12 months. As of December 31, 2025, the Company had gross unrealized losses of less than $0.1 million, associated with an aggregate fair value of $2.1 million of short-term investments which have been in a continuous unrealized loss position for more than 12 months. The Company does not believe the unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence.
The Company did not recognize any credit losses related to available-for-sale debt securities during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, the Company does not intend to sell its investments and it is more likely than not that the Company will not be required to sell these before they mature.
As of September 30, 2026, the fair value of short-term investments by remaining contractual maturity consisted of the following:

(in thousands)	Fair Value
Remaining maturity date one year or less	$28,792
Remaining maturity date greater than one year	20,266
Total short-term investments	$49,058

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Property and Equipment, net
As of September 30, 2026 and December 31, 2025, property and equipment, net consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Internal-use software	$13,379	$21,183
Leasehold improvements	4,025	4,025
Computer equipment and software	785	753
Software in progress	410	427
Furniture and fixtures	78	73
Total property and equipment, gross	18,677	26,461
Less: Accumulated depreciation and amortization	(16,150)	(23,730)
Total property and equipment, net	$2,527	$2,731
As of September 30, 2026 and December 31, 2025, the net book value of internal-use software was $1.7 million and $1.8 million, respectively. Depreciation and amortization expense related to the Company’s property and equipment totaled $0.4 million and $1.1 million for the three and nine months ended September 30, 2026, respectively, which included amortization expense for internal-use software of $0.3 million and $0.9 million, respectively. Depreciation and amortization expense related to the Company’s property and equipment totaled $0.4 million and $1.3 million for the three and nine months ended September 30, 2025, respectively, which included amortization expense for internal-use software of $0.3 million and $1.1 million.
6. Accrued Expenses
As of September 30, 2026 and December 31, 2025, accrued expenses consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Compensation & benefits	$3,108	$2,794
Shipping	2,514	1,804
Sales & use taxes payable	1,519	1,517
Professional fees	875	920
Allowance for transaction losses	862	846
Restructuring expenses	255	90
Other	1,844	1,490
Total accrued expenses	$10,977	$9,461
7. Leases
The Company’s operating lease arrangements are principally for office spaces in New York City. In August 2023, the Company entered into a sublease agreement as the sublessor for its office space in its former New York City headquarters (the “Sublease”). Sublease income is recognized as an offset to lease expense on a straight-line basis over the lease term and is included in general and administrative expenses on the Company’s condensed consolidated statement of operations. The sublease ends on December 31, 2029, the expiration date of the Company’s former New York City headquarters’ lease. In November 2023, the Company entered into a lease agreement, as the lessee, for the Company’s new corporate headquarters in New York City (the “Lease Agreement”) which commenced in January 2024 with a five year term and an option to extend the lease for an additional five years.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2026, the Company had $13.7 million of operating lease right-of-use assets, $4.7 million and $10.6 million of current and non-current operating lease liabilities, respectively, and no finance leases on its condensed consolidated balance sheet. These operating lease arrangements, included in the measurement of lease liabilities, had a weighted-average remaining lease term of 3.1 years, a weighted-average discount rate of 6.3%, and do not reflect options to extend or terminate its leases, as management does not consider the exercise of these options to be reasonably certain. As of December 31, 2025, the Company had $16.7 million of operating lease right-of-use assets, $4.4 million and $14.1 million of current and non-current operating lease liabilities, respectively, and no finance leases on its consolidated balance sheet.
During the three and nine months ended September 30, 2026, the Company paid $1.4 million and $4.1 million for amounts included in the measurement of lease liabilities, respectively, and $1.4 million and $4.1 million during the three and nine months ended September 30, 2025. The Company did not enter into any new lease arrangements during the three and nine months ended September 30, 2026.
The following table summarizes total lease expense, net for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease expense	$1,235	$1,270	$3,719	$3,741
Short-term lease expense	—	2	—	63
Variable lease expense	392	353	1,234	973
Total lease expense	1,627	1,625	4,953	4,777
Sublease income	(954)	(898)	(2,758)	(2,673)
Total lease expense, net	$673	$727	$2,195	$2,104
Operating lease expense is recognized on a straight-line basis over the term of the arrangement beginning on the lease commencement date for lease arrangements that have an initial term greater than 12 months and therefore are recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term for lease arrangements that have an initial term of 12 months or less and therefore are not recorded on the balance sheet. Variable lease expense is recognized as incurred and consists primarily of real estate taxes, utilities, and other office space related expenses. As of September 30, 2026, the total remaining operating lease payments included in the measurement of lease liabilities, and undiscounted remaining cash receipts from the Company’s Sublease were as follows (in thousands):

Fiscal Year Ending December 31,	Operating Lease Payments	Sublease Cash Receipts
2026 (remaining)	$(1,357)	$879
2027	(5,429)	3,574
2028	(5,429)	3,645
2029	(4,458)	3,718
2030	(41)	—
Total (payments) cash receipts	$(16,714)	$11,816
Less: imputed interest	1,436
Total lease liabilities	$(15,278)
8. Other Current Liabilities
As of September 30, 2026 and December 31, 2025, other current liabilities consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Sales and other indirect tax contingencies	$2,099	$1,346
Other	903	713
Total other current liabilities	$3,002	$2,059

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Equity
Preferred Stock
Effective June 14, 2021, in connection with the closing of the Company’s Initial Public Offering (“IPO”), the Company’s board of directors (“Board”) is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share, in one or more series. The Company's Board has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. As of September 30, 2026 and December 31, 2025, no shares of preferred stock were issued or outstanding.
Common Stock
As of September 30, 2026 and December 31, 2025, the Company had authorized 400,000,000 shares of voting common stock, $0.01 par value per share. Each holder of the Company's common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to any preferential rights of any outstanding preferred stockholders, the Company's common stock is entitled to receive ratably the dividends, if any, as may be declared from time to time by the Board out of legally available funds. If there is a liquidation, dissolution, or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock. The rights, preferences, and privileges of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.
As of September 30, 2026 and December 31, 2025, the Company had reserved shares of common stock for issuance in connection with the following:

	September 30, 2026	December 31, 2025
Options to purchase common stock	2,379,312	2,405,436
Restricted stock units outstanding	4,013,883	4,221,609
Shares available for future grant under the 2021 Plan	1,874,162	1,900,107
Shares available for future grant under the ESPP	2,698,417	2,329,934
Total	10,965,774	10,857,086
Treasury Stock
As of September 30, 2026, the Company held 11,379,080 treasury shares at a cost basis of $55.7 million, and no funds remained available for future purchases.
The following table summarizes total treasury stock purchased under each of the Company's programs as of the periods presented:

(in thousands except share amounts)	September 30, 2026		December 31, 2025
	Shares	Cost Basis	Shares	Cost Basis
2023 Stock Repurchase Program	4,926,635	$25,373	4,926,635	$25,373
2024 Stock Repurchase Program	1,994,879	8,039	1,994,879	8,039
2025 Stock Repurchase Program	2,267,670	12,095	316,546	1,565
2026 Stock Repurchase Program	2,189,896	10,200	—	—
Total	11,379,080	$55,707	7,238,060	$34,977
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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As of September 30, 2026, 1,874,162 shares were available for future grants of the Company’s common stock.

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
The following table summarizes the activity related to the Company’s stock options:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	2,405,436	$8.23	5.4	$639
Granted	—	$—
Exercised	(14,850)	$4.10
Cancelled/Forfeited	(11,274)	$4.50
Outstanding as of September 30, 2026	2,379,312	$8.27	4.6	$—
Options vested and exercisable as of September 30, 2026	2,379,312	$8.27	4.6	$—
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.
There were no stock options granted during the three and nine months ended September 30, 2026 and 2025. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2026 was less than $0.1 million. The total fair value of stock options vested was zero and $0.3 million during the three and nine months ended September 30, 2026, respectively, and $0.3 million and $1.3 million during the three and nine months ended September 30, 2025, respectively.
Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock units:

	Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	4,221,609	$3.87
Granted	2,132,338	$5.20
Vested	(2,087,360)	$4.18
Cancelled	(252,704)	$3.78
Outstanding as of September 30, 2026	4,013,883	$4.42
The estimated weighted-average grant date fair value of restricted stock units granted was $4.33 and $5.20 per share for the three and nine months ended September 30, 2026, respectively, and $2.75 and $2.92 per share for the three and nine months ended September 30, 2025, respectively. The total grant date fair value of restricted stock units vested was $3.0 million and $8.7 million for the three and nine months ended September 30, 2026, respectively and $2.9 million and $10.1 million for the three and nine months ended September 30, 2025, respectively.
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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During regularly scheduled “offerings” under the ESPP, participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation, or such lower limit as may be determined by the Compensation Committee from time to time. Participants will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering. Participation in the ESPP will end automatically on termination of employment. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date, whichever is less. The fair market value of the Company’s common stock for this purpose will generally be the closing price on the Nasdaq Global Market (or such other exchange as the Company’s common stock may be traded at the relevant time) for the date in question, or if such date is not a trading day, for the last trading day before the date in question. As of September 30, 2026, an initial offering period has not commenced, and for the three and nine months ended September 30, 2026 and 2025, no shares of common stock were purchased under the ESPP.
Stock-Based Compensation Expense
The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statements of operations:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$64	$89	$204	$277
Sales and marketing	338	670	1,156	2,194
Technology development	935	896	2,834	2,869
General and administrative	1,435	1,591	4,571	5,498
Total stock-based compensation expense	$2,772	$3,246	$8,765	$10,838
Stock-based compensation costs capitalized in connection with the Company’s internal-use software was less than $0.1 million for the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, total unrecognized compensation expense related to unvested stock-based awards was $16.5 million, which is expected to be recognized over a weighted-average period of 2.1 years.
11. Income Taxes
The Company’s income tax provision was immaterial for the three and nine months ended September 30, 2026 and 2025 due to the Company’s net loss before income taxes expected to be incurred for the year ending December 31, 2026 and incurred for the year ended December 31, 2025, as well as the Company’s full valuation allowance maintained against its net deferred tax assets. The Company’s history of pre-tax losses represents sufficient evidence that a full valuation allowance is appropriate. As of September 30, 2026, the Company had no material liabilities for interest and penalties accrued.
12. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net loss	$(1,249)	$(3,506)	$(4,446)	$(12,625)
Denominator:
Weighted average common shares outstanding—basic and diluted	33,724,732	36,338,544	34,838,133	35,913,430
Net loss per share—basic and diluted	$(0.04)	$(0.10)	$(0.13)	$(0.35)
The Company’s potentially dilutive securities, which include outstanding stock options and unvested RSUs have been excluded from the computation of diluted net loss per share from each period as including them would have had an anti-dilutive

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
effect. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potentially dilutive securities for each period presented:

	September 30,
	2026	2025
Options to purchase common stock	2,379,312	3,329,979
Restricted stock units	4,013,883	4,720,172
Total	6,393,195	8,050,151
13. Commitments and Contingencies
Contractual Obligations
The Company has $28.3 million of non-cancelable contractual commitments as of September 30, 2026, primarily related to its operating lease agreements for both its current and former corporate headquarters in New York, NY, not including any offset for sublease income, as well as other software and support services. For those agreements with variable terms, the Company does not estimate what the total obligation may be beyond any minimum obligations. The following table represents the Company’s commitments under its purchase obligations as of September 30, 2026 (in thousands):

Fiscal Year Ending December 31,	Lease Obligations	Other Obligations	Total Obligations
2026 (remaining)	$1,357	$1,186	$2,543
2027	5,429	3,992	9,421
2028	5,429	3,689	9,118
2029	4,458	2,713	7,171
2030	41	—	41
Total	$16,714	$11,580	$28,294
Legal Proceedings
The Company is subject to various claims and contingencies, which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date.
During the year ended December 31, 2025, the Company received a $1.4 million complaint from a trustee in a third-party bankruptcy proceeding seeking recovery of amounts paid for various purchases made on the Company's platform after the commencement of the bankruptcy proceedings. During the three months ended September 30, 2026, the Company determined that a loss is probable and reasonably estimable in connection with a settlement offer to the bankruptcy trustee, which has not yet been accepted as of September 30, 2026. The Company accrued its best estimate based on the settlement offer and facts known as of September 30, 2026. It is reasonably possible that the Company could incur losses in excess of the amount accrued, however, those losses are not estimable at this time. If the offer is not accepted, the Company intends to continue defending against the trustee's claim vigorously.
The Company does not believe that it is party to any other pending legal proceedings that are likely to have a material effect on its business, financial condition, or results of operations for the three and nine months ended September 30, 2026.
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

1STDIBS.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Sales and other indirect tax contingencies
The Company conducts operations in many tax jurisdictions for which indirect taxes, such as sales, use and other indirect taxes, are assessed on its operations. Although the Company is diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient presence or responsibility for a jurisdiction to levy taxes, fees, and surcharges for sales made on an e-commerce platform. The Company recognized liabilities for contingencies related to sales and indirect taxes deemed probable and estimable totaling $2.1 million and $1.3 million as of September 30, 2026 and December 31, 2025, respectively, which are included in other current liabilities in the Company’s condensed consolidated balance sheets.

14. Subsequent Events
On November 5, 2026, the Company announced a leadership transition effective January 1, 2027. David Rosenblatt, who has served as Chief Executive Officer since 2011, will transition from CEO to the role of Executive Chairperson of the Company’s Board as of January 1, 2027. In addition, on November 5, 2026, the Company announced that Bradford Shellhammer, the current Chief Product Officer and Chief Marketing Officer, will succeed Mr. Rosenblatt as CEO of the Company, effective January 1, 2027, and is expected to be appointed to the Board upon assuming the position of CEO on January 1, 2027.
Additionally, on November 3, 2026, the Company's Board authorized the Company to repurchase up to an aggregate of $5.0 million of its common stock.

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
Key Operating and Financial Metrics
We use the following key metrics and non-GAAP measures to evaluate our performance, identify trends affecting our business, and make strategic decisions:
•GMV;
•Number of Orders;
•Active Buyers; and
•Adjusted EBITDA and Adjusted EBITDA Margin (see “Non-GAAP Financial Measures” for a discussion of Adjusted EBITDA and Adjusted EBITDA Margin and a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA).
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
GMV	$92,632	$89,064	$278,367	$273,695
Number of Orders	32,337	31,960	95,025	100,041
Active Buyers	58,228	63,195	58,228	63,195
Adjusted EBITDA (unaudited)	$1,030	$(243)	$2,890	$(3,743)
Free cash flow (unaudited)	$2,929	$(1,696)	$(1,302)	$(7,384)

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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net loss excluding depreciation and amortization, stock-based compensation expense, other income, net, provision for income taxes, litigation reserves, settlements, and related expenses, and restructuring expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net revenue. Adjusted EBITDA and Adjusted EBITDA Margin are a key performance measures used by our management and board of directors to assess our operating performance and the operating leverage of our business. We believe that Adjusted EBITDA and Adjusted EBITDA Margin help identify underlying trends in our business that could otherwise be masked by the effect of the income and expenses that we exclude from Adjusted EBITDA and Adjusted EBITDA Margin. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to investors and others in understanding and evaluating our operating results, enhance the overall understanding of our past performance and future prospects, and allow for greater transparency with respect to key financial metrics used by our management in their financial and operational decision-making. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.
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

Results of Operations
The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$23,094	$21,972	$68,799	$66,652
Cost of revenue	6,193	5,641	18,002	18,101
Gross profit	16,901	16,331	50,797	48,551
Operating expenses:
Sales and marketing	5,347	7,959	17,017	25,217
Technology development	6,364	5,906	18,868	17,420
General and administrative	6,495	6,358	19,996	19,916
Provision for transaction losses	952	791	2,555	2,653
Total operating expenses	19,158	21,014	58,436	65,206
Loss from operations	(2,257)	(4,683)	(7,639)	(16,655)
Other income, net:
Interest income	637	977	2,195	3,065
Other, net	390	252	1,055	1,040
Total other income, net	1,027	1,229	3,250	4,105
Net loss before income taxes	(1,230)	(3,454)	(4,389)	(12,550)
Provision for income taxes	(19)	(52)	(57)	(75)
Net loss	$(1,249)	$(3,506)	$(4,446)	$(12,625)
The following table summarizes our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	100%	100%	100%	100%
Cost of revenue	27	26	26	27
Gross profit	73	74	74	73
Operating expenses:
Sales and marketing	23	36	25	38
Technology development	28	27	27	26
General and administrative	28	29	29	30
Provision for transaction losses	4	4	4	4
Total operating expenses	83	96	85	98
Loss from operations	(10)	(22)	(11)	(25)
Other income, net:
Interest income	3	5	3	5
Other, net	2	1	2	1
Total other income, net	5	6	5	6
Net loss before income taxes	(5)	(16)	(6)	(19)
Provision for income taxes	—	—	—	—
Net loss	(5)%	(16)%	(6)%	(19)%
Comparison of the Three Months Ended September 30, 2026 and 2025
Net Revenue

	Three Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Net revenue	$23,094	$21,972	$1,122	5%

Net revenue was $23.1 million for the three months ended September 30, 2026, as compared to $22.0 million for the three months ended September 30, 2025. The increase of $1.1 million, or 5%, was due to an increase in GMV, mainly due to an increase in average order values and orders for the three months ended September 30, 2026. Additionally, sponsored listings advertising revenue increased $0.3 million. While GMV, number of orders, and net revenue increased, we believe our GMV, number of orders, and net revenue have continued to be impacted negatively, both directly and indirectly, by macroeconomic factors, including significant housing market volatility and global economic and geopolitical developments. While this is our belief, the impacts are difficult to isolate and quantify. We believe we have positioned, and continue to work to position the business to benefit from an improvement in macroeconomic factors.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 74% of our net revenue for both of the three months ended September 30, 2026 and 2025. Subscription fees accounted for 20% and 21% of our net revenue for the three months ended September 30, 2026 and 2025, respectively.
Cost of Revenue

	Three Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Cost of revenue	$6,193	$5,641	$552	10%
Cost of revenue was $6.2 million for the three months ended September 30, 2026, as compared to $5.6 million for the three months ended September 30, 2025. The increase of $0.6 million, or 10%, was mainly due to a $0.3 million increase in credit card processing fees related to the increase in GMV and a $0.2 million increase in net shipping expense mainly due to a one-time insurance recovery related to a shipping matter during the three months ended September 30, 2025.
Gross Profit and Gross Margin
Gross profit was $16.9 million and gross margin was 73.2% for the three months ended September 30, 2026, as compared to gross profit of $16.3 million and gross margin of 74.3% for the three months ended September 30, 2025. The increase in gross profit for the three months ended September 30, 2026 was primarily driven by net revenue increasing $0.6 million more than cost of revenue, as outlined above. The decrease in gross margin percentage was primarily due to cost of revenue increasing at a greater percentage than net revenue, as outlined above.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Sales and marketing	$5,347	$7,959	$(2,612)	(33)%
Sales and marketing expense was $5.3 million for the three months ended September 30, 2026, as compared to $8.0 million for the three months ended September 30, 2025. The decrease of $2.6 million, or 33%, was mainly due to a $2.0 million decrease in headcount costs which included a $1.7 million decrease in salaries and benefits and a $0.3 million decrease in stock-based compensation expense mainly due to our recent reorganizations. General marketing and performance-based marketing expenses each decreased by $0.3 million, further contributing to the overall decline in expenses.
Technology Development

	Three Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Technology development	$6,364	$5,906	$458	8%
Technology development expense was $6.4 million for the three months ended September 30, 2026, as compared to $5.9 million for the three months ended September 30, 2025. The increase of $0.5 million, or 8%, was mainly due to a $0.3 million increase in salaries and benefits from our annual March compensation adjustments.
General and Administrative

	Three Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
General and administrative	$6,495	$6,358	$137	2%
General and administrative expense was $6.5 million for the three months ended September 30, 2026, as compared to $6.4 million for the three months ended September 30, 2025. The increase of $0.1 million, or 2%, was mainly due to a $0.3 million increase in salaries and benefits from our annual March compensation adjustments partially offset by a $0.2 million decrease in stock-based compensation expense as fully vested awards were replenished with awards at lower fair values.
Provision for Transaction Losses

	Three Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Provision for transaction losses	$952	$791	$161	20%
Provision for transaction losses was $1.0 million for the three months ended September 30, 2026, as compared to $0.8 million for the three months ended September 30, 2025. The increase of $0.2 million, or 20%, was mainly due to increased shipping damage charges and seller bad debts.
Other Income, Net

	Three Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Total other income, net	$1,027	$1,229	$(202)	(16)%
Other income, net was $1.0 million for the three months ended September 30, 2026, as compared to $1.2 million for the three months ended September 30, 2025. The decrease of $0.2 million, or 16%, was mainly due to lower interest income driven by lower cash, cash equivalents, and short-term investments for the three months ended September 30, 2026.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Net Revenue

	Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Net revenue	$68,799	$66,652	$2,147	3%
Net revenue was $68.8 million for the nine months ended September 30, 2026, as compared to $66.7 million for the nine months ended September 30, 2025. The increase of $2.1 million, or 3%, was primarily driven by an increase in GMV which was mainly due to an increase in average order values partially offset by a decrease in orders. Sponsored listings and non-endemic advertising increased $1.1 million further contributing to the overall net revenue increase. While GMV and net revenue increased, we believe our GMV, number of orders, and net revenue have continued to be impacted negatively, both directly and indirectly, by macroeconomic factors, including significant housing market volatility and global economic and geopolitical developments. While this is our belief, the impacts are difficult to isolate and quantify. We believe we have positioned, and continue to work to position the business to benefit from an improvement in macroeconomic factors.
Our marketplace transaction fees represent the majority of our net revenue and accounted for 74% of our net revenue for each of the nine months ended September 30, 2026 and 2025. Subscription fees accounted for 21% of our net revenue for each of the nine months ended September 30, 2026 and 2025.
Cost of Revenue

	Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Cost of revenue	$18,002	$18,101	$(99)	(1)%
Cost of revenue was $18.0 million for the nine months ended September 30, 2026, relatively flat compared to $18.1 million for the nine months ended September 30, 2025. There was a $0.4 million decrease in hosting expenses due to lower rates negotiated with our vendors, partially offset by a $0.3 million increase in credit card fees related to the increase in GMV.
Gross Profit and Gross Margin
Gross profit was $50.8 million and gross margin was 73.8% for the nine months ended September 30, 2026, as compared to gross profit of $48.6 million and gross margin of 72.8% for the nine months ended September 30, 2025. The increase in gross profit and gross margin for the nine months ended September 30, 2026 was primarily driven by the increase in revenue while cost of revenue remained relatively flat, as outlined above.

Operating Expenses
Sales and Marketing

	Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Sales and marketing	$17,017	$25,217	$(8,200)	(33)%
Sales and marketing expense was $17.0 million for the nine months ended September 30, 2026, as compared to $25.2 million for the nine months ended September 30, 2025. The decrease of $8.2 million, or 33%, was mainly due to a $3.9 million decrease in headcount costs which included a $2.9 million decrease in salaries and benefits and a $1.0 million decrease in stock-based compensation expense mainly due to our recent reorganizations, and a $3.5 million decrease in performance-based marketing. Additionally, there was a $0.6 million decrease in general marketing expenses due to lower usage of certain vendors.
Technology Development

	Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Technology development	$18,868	$17,420	$1,448	8%
Technology development expense was $18.9 million for the nine months ended September 30, 2026, as compared to $17.4 million for the nine months ended September 30, 2025. The increase of $1.4 million, or 8%, was mainly due to a $1.0 million increase in salaries and benefits resulting from our annual compensation adjustments in March and a $0.3 million increase due to professional fees incurred mainly for non-capitalizable, one-time, application implementation costs.
General and Administrative

	Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
General and administrative	$19,996	$19,916	$80	—%
General and administrative expense was $20.0 million for the nine months ended September 30, 2026, relatively flat compared to $19.9 million for the nine months ended September 30, 2025.
Provision for Transaction Losses

	Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Provision for transaction losses	$2,555	$2,653	$(98)	(4)%
Provision for transaction losses was $2.6 million for the nine months ended September 30, 2026, as compared to $2.7 million for the nine months ended September 30, 2025. The decrease of $0.1 million, or 4%, was mainly due to the timing and volume of damage and chargeback claims.
Other Income, Net

	Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Total other income, net	$3,250	$4,105	$(855)	(21)%
Other income, net was $3.3 million for the nine months ended September 30, 2026, as compared to $4.1 million for the nine months ended September 30, 2025. The decrease of $0.9 million, or 21%, was mainly due to lower interest income, driven by lower cash, cash equivalents, and short-term investments for the nine months ended September 30, 2026.

Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We have included Adjusted EBITDA and Adjusted EBITDA Margin, which are non-GAAP financial measures, because they are key measures used by our management team and our board of directors to help us to assess our operating performance and the operating leverage in our business. We also use these measures to analyze our financial results, establish budgets and operational goals for managing our business, and make strategic decisions. We believe that Adjusted EBITDA and Adjusted EBITDA Margin help identify underlying trends in our business that could otherwise be masked by the effect of the income and expenses that we exclude from Adjusted EBITDA and Adjusted EBITDA Margin. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to investors and others in understanding and evaluating our results of operations, enhance the overall understanding of our past performance and future prospects, and allow for greater transparency with respect to key financial metrics used by our management in their financial and operational decision-making. We also believe that the presentation of these non-GAAP financial measures provides an additional tool for investors to use in comparing our core business and results of operations over multiple periods with other companies in our industry, many of which present similar non-GAAP financial measures to investors, and to analyze our operating performance.
The non-GAAP financial measures presented may not be comparable to similarly titled measures reported by other companies due to differences in the way that these measures are calculated. The non-GAAP financial measures presented should not be considered as the sole measure of our performance and should not be considered in isolation from, or as a substitute for, comparable financial measures calculated in accordance with GAAP. Further, these non-GAAP financial measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations. Accordingly, these non-GAAP financial measures should be considered as supplemental in nature, and are not intended, and should not be construed, as a substitute for the related financial information calculated in accordance with GAAP. These limitations of Adjusted EBITDA and Adjusted EBITDA Margin include the following:
•The exclusion of certain recurring, non-cash charges, such as depreciation and amortization of property and equipment. While these are non-cash charges, we may need to replace the assets being depreciated in the future and Adjusted EBITDA and Adjusted EBITDA Margin do not reflect cash requirements for these replacements or new capital expenditure requirements;
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
•The exclusion of provision for income taxes;
•The exclusion of litigation reserves, settlements, and related expenses for specific proceedings that we have determined arise outside of the ordinary course of business and are nonrecurring, infrequent or unusual; and
•The exclusion of discrete restructuring expenses such as severance and benefit costs from reductions in force and reorganizations that are fundamentally different in strategic nature from ongoing initiatives. We believe the exclusion of these items facilitates a more consistent comparison of operating performance over time because they are distinct from ongoing operational costs.
Because of these limitations, you should consider Adjusted EBITDA and Adjusted EBITDA Margin alongside other financial performance measures, including net loss and our other GAAP results.
We define Adjusted EBITDA as our net loss, excluding: (1) depreciation and amortization; (2) stock-based compensation expense; (3) other income, net; (4) provision for income taxes; (5) litigation reserves, settlements, and related expenses; and (6) restructuring expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net revenue. The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(1,249)	$(3,506)	$(4,446)	$(12,625)
Excluding:
Depreciation and amortization	358	392	1,113	1,272
Stock-based compensation expense	2,772	3,246	8,765	10,838
Other income, net	(1,027)	(1,229)	(3,250)	(4,105)
Provision for income taxes	19	52	57	75
Litigation reserves, settlements, and related expenses	157	—	157	—
Restructuring expenses	—	802	494	802
Adjusted EBITDA (non-GAAP)	$1,030	$(243)	$2,890	$(3,743)
Divided by:
Net revenue	$23,094	$21,972	$68,799	$66,652
Adjusted EBITDA Margin (non-GAAP)	4.5%	(1.1)%	4.2%	(5.6)%
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
The following table reflects the reconciliation of net cash from operating activities to free cash flow for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net cash provided by (used in) operating activities	$3,268	$(1,468)	$(434)	$(6,707)
Purchases of property and equipment	(339)	(228)	(868)	(677)
Free cash flow (unaudited)	$2,929	$(1,696)	$(1,302)	$(7,384)
Liquidity and Capital Resources
As of September 30, 2026, we had cash, cash equivalents and short-term investments of $69.0 million and an accumulated deficit of $350.5 million. Net cash used in operating activities was $0.4 million in the nine months ended September 30, 2026. We expect operating losses to continue in the foreseeable future as we continue to strategically invest in growth activities. Our cash flows, including net cash used in or provided by operating activities, may vary from quarter to quarter, due to the timing of payments to sellers, vendor contracts and prepayments, annual bonuses, marketing related expenses, and other factors. Our principal use of cash is to fund our operations including platform development to support our strategic initiatives and anticipated share repurchases under our Stock Repurchase Programs. As of September 30, 2026, a change to our payment processor agreement resulted in a reclassification of cash and cash equivalents to receivables from payment processors and seller accounts, which is recorded in total current assets. These amounts represent amounts received or expected to be received from buyers through third-party payment processors which flow through a bank account for payment to sellers in connection with marketplace transactions. Additionally, our net cash provided by (used in) operating activities and free cash flow for the three and nine months ended September 30, 2026, were negatively impacted by approximately $2.3 million and $8.2 million, respectively.
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
Stock Repurchase Program
In November 2025, our Board of Directors authorized us to repurchase up to an aggregate of $12.0 million of our common stock (“2025 Stock Repurchase Program”). In May 2026, the Company's Board of Directors authorized the Company to repurchase up to an aggregate of $10.0 million of its common stock (“2026 Stock Repurchase Program”) and as of June 30, 2026, the 2025 Stock Repurchase Program was completed. In November 2026, the Company's Board of Directors authorized the Company to repurchase up to an aggregate of $5.0 million of its common stock (“November 2026 Stock Repurchase Program”).
During the nine months ended September 30, 2026, 4,141,020 shares of our common stock were repurchased for a total cost of $20.7 million. As of September 30, 2026, no funds remained available for future repurchases under our 2026 Stock Repurchase Program. The following table summarizes total treasury stock purchased under each of the Company's programs as of the periods presented:

(in thousands except share amounts)	September 30, 2026		December 31, 2025
	Shares	Cost Basis	Shares	Cost Basis
2023 Stock Repurchase Program	4,926,635	$25,373	4,926,635	$25,373
2024 Stock Repurchase Program	1,994,879	8,039	1,994,879	8,039
2025 Stock Repurchase Program	2,267,670	12,095	316,546	1,565
2026 Stock Repurchase Program	2,189,896	$10,200	—	$—
Total	11,379,080	$55,707	7,238,060	$34,977
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(434)	$(6,707)
Net cash provided by investing activities	21,880	4,202
Net cash used in financing activities	(24,260)	(3,776)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(62)	294
Net decrease in cash, cash equivalents, and restricted cash	$(2,876)	$(5,987)
Cash Flows from Operating Activities
Net cash used in operating activities was $0.4 million for the nine months ended September 30, 2026 and was due mainly to the $9.4 million increase in receivables from payment processors and seller accounts mainly due to the $8.2 million impact resulting from a change to our payment processor agreement, as further discussed above, and the timing of receivable settlements. There was also a $3.3 million decrease in operating lease liabilities due to our operating lease payments. These changes were partially offset by positive operating results and a $2.2 million increase in payables due to sellers due to the timing of seller payments and GMV.
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

Cash Flows from Investing Activities
Net cash provided by investing activities was $21.9 million for the nine months ended September 30, 2026, and was mainly due to $50.5 million in maturities and sales of short-term investments, partially offset by $27.8 million in purchases of short-term investments and $0.9 million in purchases of property and equipment.
Net cash provided by investing activities was $4.2 million for the nine months ended September 30, 2025, and was mainly due to $56.8 million in maturities and sales of short-term investments, partially offset by $51.9 million in purchases of short-term investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $24.3 million for the nine months ended September 30, 2026, and was driven primarily by $20.7 million in repurchases of our common stock as part of our 2025 and 2026 Stock Repurchase Programs and $3.6 million of payments for taxes related to net share settlements of stock-based compensation awards.
Net cash used in financing activities was $3.8 million for the nine months ended September 30, 2025, and was driven primarily by $2.0 million of payments for taxes related to net share settlements of stock-based compensation awards and $1.8 million in repurchases of our common stock as part of our 2024 Stock Repurchase Program.
Contractual Obligations
As of September 30, 2026, any changes in commitments under contractual obligations compared to the contractual obligations disclosed in our Form 10-K were disclosed in Note 13 “Commitments and Contingencies”.
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

Interest Rate Sensitivity
Interest rate risk relates to the loss we could incur in our cash, cash equivalents and short-term investments due to a change in interest rates. As of September 30, 2026, we had cash, cash equivalents and short-term investments of $69.0 million. Our cash and cash equivalents consist primarily of demand, money market accounts, and available-for-sale debt securities with an original maturity of 90 days or less. Our short-term investments consist primarily of U.S. Government agency and Treasury securities, as well as commercial paper and corporate notes which have an original maturity greater than 90 days and are highly liquid in nature. Due to the nature of our cash, cash equivalents and short-term investments, we would expect a hypothetical 100 basis point increase or decrease in interest rates to result in an approximate increase or decrease of $0.5 million in our cash, cash equivalents and short-term investments. The sensitivity analysis above is based on a simplified, hypothetical scenario and is not intended to represent actual outcomes, which may differ due to changes in the timing of interest rate movements, investment maturities, and other factors.
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
Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, Euros, and British pounds, depending on the currency selection of the seller. Our cost of revenue and operating expenses are primarily denominated in U.S. dollars. As we operate an online marketplace with international activity, including transactions denominated primarily in Euros and British pounds, we are exposed to the risk of fluctuations in foreign currency exchange rates. We monitor our foreign currency exposure on an ongoing basis and evaluate the tools and approaches available to manage such risk as our business evolves. To date, fluctuations due to changes in the Euro and the British pound have not been significant, but we may experience material foreign exchange gains and losses in our statement of operations in the future. For the nine months ended September 30, 2026 and 2025, foreign currency translation adjustments resulted in a gain of $0.3 million and a gain of $0.2 million, respectively. As of September 30, 2026, we would expect an adverse 10% change in current exchange rates to result in no more than a $2.4 million decrease in net revenue for the nine months ended September 30, 2026.
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated by requiring upfront payment for many of our services due to our diverse seller base, dispersed over various geographic regions and industry sectors. For the three and nine months ended September 30, 2026 and 2025, no single customer accounted for more than 10% of our net revenue. We maintain provisions for potential credit losses and such losses to date have been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 at the reasonable assurance level.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we are involved in legal proceedings and subject to claims arising both inside and outside the ordinary course of business. During the year ended December 31, 2025, the Company received a $1.4 million complaint from a trustee in a third-party bankruptcy proceeding seeking recovery of amounts paid for various purchases made on the Company’s platform after the commencement of the bankruptcy proceedings. During the three months ended September 30, 2026, the Company determined that a loss has become probable and reasonably estimable in connection with a settlement offer to the bankruptcy trustee, which has not yet been accepted as of September 30, 2026. The Company accrued its best estimate based on the settlement offer and facts known as of September 30, 2026. It is reasonably possible that the Company could incur losses in excess of the amount accrued, however, those losses are not estimable at this time. If the offer is not accepted, the Company intends to continue defending against the trustee's claim vigorously.
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of certain risks that affect our business, refer to the section entitled “Risk Factors” in our 2025 Annual Report on Form 10-K. There have been no material changes to the risk factors disclosed in our 2025 Form 10-K other than the addition of the Risk Factor below.
The risks described in our 2025 Form 10-K and below are not the only risks we face. We describe in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Quarterly Report on Form 10-Q certain known trends and uncertainties that affect our business. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition.
Transitions in our executive management team may be disruptive to, impact investor confidence in, or cause uncertainty in, our business, results of operations and the price of our common stock, and we may not successfully manage the transition associated with our new Chief Executive Officer.

On November 2, 2026, David Rosenblatt, who has served as Chief Executive Officer and Chairman of the Board since 2011, provided the Board of Directors with notice of his decision to resign from the position of Chief Executive Officer, effective January 1, 2027. The Board of Directors subsequently appointed Mr. Rosenblatt as Executive Chairperson of the Board and appointed Bradford Shellhammer, currently serving as the Company’s Chief Product Officer and Chief Marketing Officer, as Chief Executive Officer and a member of the Board, in both cases effective January 1, 2027.

Leadership transitions of this nature can be disruptive to, impact investor confidence in, or cause uncertainty in, our business, results of operations and the price of our common stock. Leadership transitions are inherently difficult to manage and may result in the loss of institutional knowledge and changes to business strategy or objectives. Although we believe our leadership team brings valuable experience and skills, there can be no assurance our transition efforts will be successful or that our new leaders will achieve our strategic, operational, or financial objectives. If we are unsuccessful in our succession planning or transition efforts, or if we experience additional unanticipated departures among senior management or other key employees, investor confidence and our results of operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(a) Recent Sales of Unregistered Equity Securities
There were no unregistered sales of equity securities during the period covered by this report.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
None.
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

Item 5. Other Information
(c) Adoption or Termination of Insider Trading Arrangements
No directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities during the quarter ended September 30, 2026.
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

1STDIBS.COM, INC.

/s/ Thomas Etergino
Date: November 5, 2026	Thomas Etergino Chief Financial Officer (Principal Financial Officer)